Form 10-K405
period 1995-03-31
DIAGNOSTEK INC
filed 1995-06-14
CIK 726606

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-K
                              --------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31,1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE REPORT OF 1934 (NO FEE REQUIRED)

         For the transition period from _____________ to _____________

                         Commission file number 1-10610
                             ----------------------
                                DIAGNOSTEK, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            85-0312837
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                     Identification No.)

          4500 Alexander Blvd. NE,                           87107
          Albuquerque, New Mexico                            (ZIP  Code)
          (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (505) 345-8080
       -----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, $.01 par value
                             (Title of each class)

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES x NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. __X__

     The aggregate market value of the registrant's voting stock (based on the closing sale price of the registrant's Common Stock on the New York Stock Exchange, and for the purposes of this computation only, on the assumption that all of the registrant's directors and executive officers are affiliates) held by non-affiliates of the registrant was approximately $389,716,000 on June 5, 1995.

     The number of shares of Common Stock, $.01 par value, outstanding as of June 5, 1995 was 24,273,146.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None



 ==============================================================================

                                     PART I


Item 1. Business

General

     Diagnostek, Inc., a holding company incorporated under the laws of Delaware on August 3, 1983, together with its subsidiaries (collectively, "Diagnostek" or the "Company"), is a leading provider of integrated pharmacy management services designed to contain the costs of dispensing pharmaceuticals. The Company dispenses prescription drugs, primarily by mail and retail channels, to beneficiaries of health benefit plans and provides contract pharmacy management services to hospitals, managed care providers, and other institutions.

     On March 27, 1995, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Value Health, Inc. ("VHI"), a New York Stock Exchange company that provides specialized managed care programs including pharmacy benefit management services, and VHI Merger-Sub. Corp., a wholly-owned subsidiary of VHI, pursuant to which the Company will become a wholly-owned subsidiary of VHI (the "Merger"). It is intended that the Merger will qualify as a pooling of interests for accounting purposes and will constitute a tax-free reorganization for federal income tax purposes. In accordance with the terms and conditions of the Merger Agreement, as amended on June 4, 1995, each share of the Company's common stock (and outstanding common stock options) will be converted into common stock (and common stock options) of VHI at an exchange ratio of 0.4975. Consummation of the Merger is subject to satisfaction of certain conditions, including approval by shareholders of each of the companies and treatment as a pooling of interest for accounting purposes.

Industry Segments

     Integrated Pharmacy Services. Diagnostek, through its contracted retail network and its controlled mail pharmacy dispensing centers, markets point-of-service integrated pharmacy benefit management programs through its RxChoice(c) product line to corporations, labor unions, government entities and other benefit plan sponsors, including health maintenance and preferred provider organizations ("HMO's" and "PPO's"). The RxChoice(c) product, introduced by the Company during May 1993, is designed to provide patient freedom-of-choice while achieving a high quality of therapeutic care in a cost-effective manner. RxChoice(c) integrates the mail/retail distribution of pharmaceuticals with clinical services provided by the Company's dedicated clinical pharmacy professionals.

     Diagnostek manages its integrated pharmacy service segment through its wholly-owned subsidiary Health Care Services, Inc. ("HCS"). With the Company's acquisition of Perform Cost Management Inc. ("Perform") in October 1993 (which was subsequently merged into HCS), HCS became an industry leader in the processing of prescription claims and maintains a nationwide network of over 51,000 retail pharmacies to adjudicate the dispensing of acute care medications. HCS's state-of-the-art proprietary software and electronic network help control benefit plan administrator pharmaceutical costs through on-line verification of patient eligibility, drug formulary compliance, drug utilization review and pricing edits. During fiscal 1995, HCS processed approximately 12.9 million retail prescription claims on behalf of health benefit plan sponsors covering about 4.2 million eligible beneficiaries. Beneficiaries enrolled in the integrated RxChoice(c) plan are given health benefit plan cards which are presented to pharmacists at the time of prescription submission. In a process that takes approximately 30 seconds, the pharmacist inputs the patient's RxChoice(c) card number through the pharmacy computer, which verifies plan eligibility, cost formulary restrictions and other clinical criteria applicable to the specific patient via electronic connection to the HCS system database. The HCS system electronically sends an "approval" or alternative message to the pharmacist, who then fills the prescription if an approval is received. The beneficiary pays the pharmacy a previously contracted co-payment amount at the time of prescription receipt while beneficiaries of unfunded or paper-claim matching benefit programs pay the contracted benefit plan retail price and submit the prescription receipt at a later date to their health benefit administrator or HCS for reimbursement.

     HCS generally is compensated for its retail claim processing activities by benefit plan sponsors on a charge per prescription basis based on a rate discounted from the average wholesale price ("AWP") as determined weekly by an industry database service company, plus a claim processing fee and a fee for specific clinical services provided, such as formulary management.

     HCS is also one of the nations largest for-profit providers of prescription drugs by mail; primarily dispensing long-term maintenance medications (i.e.; those pharmaceuticals that must be taken by patients on an ongoing basis for treatment of chronic disorders). During the fiscal year ended March 31, 1995, HCS dispensed approximately 3.5 million prescriptions on behalf of approximately 1,400 benefit plan sponsors covering about 12.0 million eligible beneficiaries. Diagnostek estimates that its mail pharmacy services generally provide benefit plan sponsors with savings of 5% to 35% compared with prescription drug plans which rely principally on retail pharmacy dispensing programs, through the use of economies of scale, computerized high-speed automated dispensing systems, and lower dispensing costs/fees arising from the practice of dispensing pharmaceuticals in a greater number of day's supply than is common in the retail pharmacy environment. HCS's ability to track the remaining day's supply from a previously-filled prescription also limits potential misuse or abuse of dispensed pharmaceuticals by plan participants. The Company also administers plans which generate additional client savings through the substitution of lower-cost generic drugs for higher-priced brand-name drugs (as authorized by prescribing physicians, law, and plan agreements) as well as pharmacy benefit programs which exclude certain medications or restrict the frequency of refills.

     HCS generally is compensated by health benefit plan sponsors for its mail pharmacy services on a charge per prescription basis at a rate discounted from AWP , plus a dispensing fee, less a co-payment and/or deductible due from plan participants. The Company bills its customers on a periodic basis, ranging from weekly to monthly, and generally collects co-payment and/or deductible amounts from plan participants in advance of dispensing prescriptions. Certain of the Company's administered plans are contracted with organizations, associations, or other membership groups which do not underwrite the cost of pharmacy benefit programs to their members ("Unfunded Plans"). Unfunded Plans, which account for less than 1% of HCS's Mail Service Pharmacy segment revenues, provide for collection of prescription billing directly from participating plan members.

     Managed Care Pharmacy Service. Diagnostek's Managed Care segment provides contract pharmacy management services to health care provider organizations through the Company's HPI Health Care Services, Inc. ("HPI") subsidiary and specialty pharmacy services primarily to individual customers through its Diagnostek Pharmacy, Inc. ("DPI") subsidiary.

     HPI, acquired by the Company during August 1989, has been a leading provider of contract pharmacy services to hospitals, HMO's, long-term care facilities, and other health provider institutions since 1967. HPI, through its CapRx(c) product line, relieves hospital administrators of daily responsibility for pharmacy operations and provides customers with a more efficient process for dispensing, administering, and controlling pharmaceuticals, while complying with applicable regulations and standards. As of March 31, 1995, HPI had approximately 130 health care institutions, with about 20,500 beds, under contract.

     Diagnostek estimates that its contract pharmacy management programs enable health care institutions to operate in-house pharmacy operations at lower costs through HPI's ability to contain medication costs by generic and therapeutic substitution, volume pharmaceutical purchasing, and its ability to attract, train, and retain qualified professional pharmacists. The Company also markets a variety of specialized services including pharmacy staffing, inventory management, therapeutic administration, pharmaceutical and therapeutic education courses for physicians and nurses, and drug utilization evaluation and review studies.

     Diagnostek is compensated for its contract pharmacy management services under three different pricing methods. "Service charge" methods provide for billing to HPI clients at a stipulated rate for each medication or pharmacy service provided. "Revenue sharing" methods provide for billing to HPI clients at rates equivalent to a stipulated percentage of an HPI client's charge to patients for medication or pharmacy-related service. "Capitated" methods provide for billing to HPI clients at rates pre-determined under a formula which specifies a "cap" or ceiling cost to clients based on a per-patient-day or diagnosis rate or on a formula for certain patient types (i.e., Medicare, Medicaid, Blue Cross), with HPI bearing the risk/benefit to the extent that pharmacy service costs vary from the contractual pricing formula.

     On February 1, 1995, HPI began performing under a three year contract with the State of New Jersey to provide 24 hour supply unit dose medications to approximately 8,000 patients located in 18 separate State facilities. The medication, approximately 80,000 doses per day, is dispensed by HPI personnel from a leased central fill pharmacy located in Trenton, New Jersey. HPI experienced significant operational difficulties in the start-up phase of the contract, including incomplete inventory supply, missing or incomplete patient profiles, telecommunication and software problems, delivery and scheduling complications and personnel shortages. The start-up phase required the Company to rotate a large number of non-Trenton based pharmacists and technicians into and out of the Trenton facility and at the same time to utilize a large number of temporary personnel. The resulting payroll costs, transportation and lodging expenses caused the Company to incur a loss of $3.0 million for the quarter ended March 31, 1995.

     While the start-up problems have been largely resolved and HPI is in substantial compliance with the terms of the contract, the Company determined that the number of pharmacists, technicians and related personnel needed to comply with the terms of the contract will be substantially greater than that planned and budgeted by the Company. Accordingly, also in the quarter ended March 31, 1995, the Company established a reserve of $9.6 million for anticipated additional losses which the Company believes will be incurred for the balance of the term of the contract.

     During October 1993 the Company, through its DPI subsidiary, acquired substantially all of the assets and contract rights of Chronitech Health Services Inc. ("Chronitech"). DPI, through this acquisition, provides specialty pharmacy, home care medication and infusion services to the chronic and disease state market, including the HIV and AIDS population.

     Medical Imaging. The Company's original medical imaging business provided magnetic imaging and diagnostic equipment to hospitals on a per-procedure rental basis and includes operations of a stand-alone out-patient medical diagnostic imaging center. The medical imaging segment now accounts for less than 1% of the Company's consolidated revenues. Financial results for this segment are included in "Corporate and Other" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". At March 31, 1995, the Company had closed or terminated all its medical lease agreements and operated only its stand-alone diagnostic center at Springfield, Pennsylvania. No new medical imaging operations centers are currently under development and the Company does not intend to expand this business segment.

     During 1995, the Company purchased substantially all of the remaining outside ownership (72 partnership units or about 62%) of Springfield Diagnostek Imaging Center ("SDIC") from approximately 50 individuals in exchange for 43,200 shares (about $662,000) of Company common stock. SDIC is part of the Company's original medical imaging business. The transaction was accounted for as a purchase and resulted in $662,000 of goodwill which is being amortized over a period of 22 years.

     Financial Information about Industry Segments. Financial information related to the Company's segments for each of the years in the three year period ended March 31,1995, is contained in Part II of this report. Diagnostek operates throughout the United States and is not geographically dependent on any one area.

Dependence on Clients

     Although no one integrated pharmacy service client accounted for 10% or more of the Company's consolidated revenues for the fiscal year ended March 31, 1995, the Company's five and ten largest integrated pharmacy service clients accounted for 28% and 40%, respectively, of the integrated pharmacy service segment revenues during the year ended March 31, 1995. At March 31, 1995, the five largest contracts included approximately 1.2 million plan participants (representing 8% of total "funded" eligible plan participants). Only nominal amounts of integrated pharmacy service revenues are currently dependent on Government entitlement program reimbursement (i.e., Medicare or Medicaid).

     For the fiscal years ended March 31, 1995 and 1994, the Company's managed care segment revenues included revenues from its contracts with CIGNA Health Plan of Arizona, Inc. and its subsidiary, Lovelace Medical Center ("CIGNA"), totaling $43.4 million and $80.7 million, respectively, or 6% and 17%, respectively of consolidated revenues. The Company's contracts with CIGNA were terminated in advance of previously contracted dates effective September 1994. Excluding the CIGNA contracts, Diagnostek's five and ten largest managed care pharmacy management service clients accounted for 25% and 33%, respectively, of the managed care pharmacy service segment revenues during fiscal year 1995.

Renewal Rate of Contracts

     The Company's integrated pharmacy service contracts typically have initial terms of one to three years. Historically, the Company has experienced a reasonably high contract renewal rate, however, there can be no assurance that any particular contract will be renewed.

     Contracts with the Company's five largest integrated pharmacy service customers at March 31, 1995 will be subject to renewal at various times between July 1995 and April 1996, although certain contracts provide for early termination upon advance notice from customers. Depending upon the magnitude of the client, loss of any of these clients could have a material adverse effect upon Diagnostek's integrated pharmacy service segment's revenue and operating income and, possibly, on the Company's consolidated revenues and operating income.

     Diagnostek's managed care pharmacy management service contracts typically have initial terms of three years. Historically, the Company has experienced a reasonably high contract renewal rate (about

75%), however, there can be no assurance that any one contract will be renewed. Contracts with the five largest managed care pharmacy service customers at March 31, 1995 will be subject to renewal at various times between June 1995 and July 1997. Although the Company recognizes that potential non-renewal of a contract might have a material adverse effect on the segment's or the Company's consolidated revenues and operating income, the Company's experience has been that, with the exception of the CIGNA contracts noted above, new and renewed contracts more than offset the historical non-renewal operating impacts.

Marketing and Sales

     During May 1993, Diagnostek commenced marketing its new RxChoice (c) product which provides benefit plan sponsors with integrated pharmacy benefit management services. Under the RxChoice (c) program, plan participants may elect to fill prescriptions using the traditional mail pharmacy service method, or with participating network pharmacies under contract with HCS, or with non-network pharmacies on a per-claim, indemnity reimbursement method. In management's opinion, Diagnostek's RxChoice(c) product offers benefits to plan administrators and sponsors in providing plan participants with a choice of prescription benefit delivery method while streamlining pharmacy benefit administrative activities.

     Diagnostek's in-house sales, telemarketing, and marketing staff markets integrated pharmacy services directly to benefit plan administrators of corporations, labor unions, retirement systems, health and welfare trusts, government agencies or other plan administrators. In certain circumstances, the Company may market directly with benefit plan sponsors or respond to Requests for Proposals ("RFP's") issued to Diagnostek and/or its competitors by third party benefit consultants engaged by many of the larger benefit plan sponsors. The Company also has agreements with a number of independent contractors, as well as a number of suppliers of comprehensive medical benefit plans, to market its integrated pharmacy products and services under commission and/or subcontract arrangements. In addition, the Company actively promotes the utilization of HCS mail pharmacy services with eligible plan participants through periodic mailings and telemarketing.

     Diagnostek's in-house sales and telemarketing groups market managed care pharmacy services, under the trademark of CapRx(c) , to hospitals, nursing homes, HMO's and PPO's, and other managed care facilities based on a pre-screened determination of need for outside pharmacy management, generally derived from an analysis of hospital census data, telemarketing, and other techniques.

Seasonality

     The Company's Managed Care Pharmacy Service segment, and to some extent its retail operations, are affected by seasonal factors which concentrate a greater proportion of managed care revenues and operating income in the fall and winter months, when more patients historically prefer to undergo elective medical procedures and are afflicted by seasonal illnesses. Diagnostek's mail pharmacy and imaging operations historically have not been impacted significantly by seasonal factors.

Competition

     The Company's Integrated Pharmacy Service segment competes directly with a number of integrated pharmacy benefit management companies as well as with companies which serve only the mail or retail markets. The Company's largest competitors include Medco Containment Services, Inc. (a subsidiary of Merck & Co., Inc.), Caremark (Prescription Services), Inc., Express Pharmacy Services (a division of Thrift Drug, a subsidiary of J.C. Penney & Co.), PCS (a subsidiary of Eli Lilly Corp.), and ValueRx (a subsidiary of VHI) and a number of smaller firms. The Company also competes with other prescription drug benefit programs, including unfunded and not-for-profit programs administered by groups such as the U.S. Veterans Administration and the American Association of Retired Persons.

     Diagnostek's managed care pharmacy segment competes with service companies on a national and regional basis and with independently-owned pharmacy service firms, including Owen Health Care, Inc.

Suppliers and Inflation

     The Company has contracts with over 51,000 retail pharmacies to provide point-of-service retail prescription dispensing in support of the Company's RxChoice(c) integrated product line. These contracts generally provide for reimbursement to the contracted retail pharmacy at prices specified as a discount to published average wholesale product cost.

     The Company also stocks over 4,500 brand name and generic medications at its mail pharmacy service dispensing facilities, in varying dosages and dosage forms. Prescription requests for unstocked items are obtained, as required, from wholesalers.

     Diagnostek purchases pharmaceuticals directly from manufacturers and wholesalers, generally in high volume and at a discount, resulting in lower costs than available to smaller purchasers. The Company is not dependent upon any one supplier.

     The Company is subject to different pricing mechanisms from suppliers due to Federal regulations which prohibit the diversion of pharmaceuticals sold for in-patient hospital use to out-patient pharmacies.

     Under certain contracts, the Company purchases pharmaceutical products on behalf of its customers utilizing its customer's purchase agreements with suppliers. Under the terms of its mail service contract with the Department of Defense ("DoD") in support of CHAMPUS benefit programs in six states, the Company also purchases pharmaceutical products for mail distribution to eligible beneficiaries utilizing Government contract prices.

     The Company receives a significant amount of rebates based on the purchase of pharmaceuticals from numerous suppliers. These rebates are generally contractually due to the Company based on the purchase of specified volume levels of various name brand pharmaceuticals, changes in relative market share, or through the placement of certain pharmaceuticals on a drug formulary. A varying but significant portion of rebates received from these manufacturers is typically passed on to the Company's customers. At this time, rebate practices are being reviewed within the pharmaceutical industry as they relate to overall pricing strategies. The Company continues to aggressively negotiate rebate agreements and believes that any change in rebate practices would be part of changes in overall pharmaceutical pricing methods. Any such change could have a material adverse effect on the Company's operating margin.

     Availability and price of pharmaceuticals are subject to market conditions. Cost increases can affect the Company's cost of sales; however, increases in purchased drug costs are, in the case of certain managed care pharmacy contracts and for the vast majority of integrated pharmacy service contracts, recoverable from clients under periodic rate adjustment contractual clauses. To the extent that the Company has entered risk/reward ("capitated") contracts based on the Company's ability to control pharmaceutical dispensing patterns, operating results could be affected to a greater degree by drug cost inflation. Historically, inflation has not materially affected the Company. During fiscal 1996 and future periods, a significant number of patents protecting high volume brand medications are scheduled to expire which could result in the availability of lower cost generic equivalent products. The Company has not forecast the impact that might result from the introduction of these generic products, however, pharmaceutical costs might decrease in future periods.

Insurance

     Diagnostek has purchased insurance policies, customary in the retail pharmacy industry, including product liability coverage, of a type and amount which management deems adequate. The Company is not licensed to practice medicine and, as a result, is unable to obtain medical malpractice coverage.

     Diagnostek also maintains various forms of traditional business liability coverage.

Government Regulation

     There are extensive state and federal regulations applicable to the practice of pharmacy and, since sanctions may be imposed for violations, compliance is a significant operational requirement for the Company. Management believes that the Company and its subsidiaries are in substantial compliance with all existing statutes and regulations materially affecting the conduct of its business, except to the extent discussed below.

     Federal statutes and regulations establish standards for all pharmacies and pharmacists concerning the labeling, packaging, advertising, and adulteration of prescription drugs and the dispensing of "controlled" substances.

     Each state has laws and regulations governing the dispensing of prescription drugs, including such matters as who may write and dispense prescriptions, how prescriptions must be filled, how prescription drugs and controlled substances must be stored and safeguarded, after what period of time certain drugs must be disposed of, record retention, and generic substitution. State regulations and requirements are issued by an administrative body in each state (typically a pharmacy board) which is empowered to impose sanctions, including license revocation, for non-compliance. In addition, each pharmacy and pharmacist is bound by standards of professional practice.

     Diagnostek's mail pharmacy service business is conducted from pharmacies located in New Mexico and Pennsylvania. Each of these pharmacies, and their pharmacist employees, are governed by pharmacy law and regulations of the respective state in which it is located. Several states have enacted statutes requiring registration of mail service firms delivering pharmaceuticals within state boundaries to register with state pharmacy boards and comply with certain procedures and to make certain disclosures.

These statutes generally permit the mail pharmacy service to operate in accordance with laws of the state in which it is located. The Company has submitted to such registration, when applicable.

     The Company is aware that various national and state pharmacy associations and some boards of pharmacy are attempting to promote laws and regulations directed at restricting the activities of mail service pharmacies. To the extent that such laws or regulations are enacted or promulgated and are found to be applicable to HCS operations, HCS would be required to comply therewith. In addition, a number of other states have laws or regulations which, if successfully enforced, would effectively limit some of the financial incentives available to traditional third party programs that offer mail service prescription programs. In some instances, the U.S. Department of Labor has commented that such laws and regulations are pre-empted by the Employee Retirement Income Security Act of 1974. The Attorney General in one state has reached a similar conclusion and raised additional constitutional issues. Finally, the Federal Trade Commission, by its Bureau of Competition, has concluded that such laws and regulations may be anti-competitive and not in the best interests of consumers. To date, there have been no formal administrative or judicial efforts to enforce any such laws against Diagnostek; however, to the extent that such laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the Company, there is no assurance that the Company could comply with all such laws or regulations and non-compliance could have a material adverse effect on the Company's mail pharmacy service operations.

     During fiscal 1995, the Federal government considered and continues to consider various health care legislation designed to control health care cost increases. Several bills have been introduced, however, due to the varying terms and complex nature of the proposals, and the complexity of the legislative process, it is not possible to predict the effect an enacted bill might have on the Company's business. However, a number of the proposed bills include extension of insurance coverage to currently uninsured individuals and/or include coverage of pharmaceutical costs. The Company believes the passage of a bill which includes expansion of pharmaceutical coverage would create new opportunities for the Company to expand its existing business. However, proposals which legislate pharmaceutical benefit price ceilings could negatively impact the Company's operating margins on a long-term basis.

Employees

     The Company had approximately 1,400 full-time equivalent employees as of March 31, 1995, including approximately 800 full or part time pharmacy professionals. Approximately 170 HCS employees are subject to collective bargaining agreements negotiated with the Service Employees International Union (Local 36), which expire in February 1998 and the United Food and Commercial Workers (Local 1564), which expires in July 1996. HCS has recently negotiated with the United Food and Commercial Workers (Local 1564) a new labor contract covering certain recently organized professional pharmacists at its Albuquerque facility, which expires in September 1997. In addition, certain union organizations are seeking to organize employee groups at the Company's Trenton facility. The Company believes its relations with employees to be satisfactory.


Item 2. Properties

     Diagnostek owns and occupies a 110,000 square foot building, erected during August 1989 and expanded during fiscal 1995, at 4500 Alexander Blvd. NE, Albuquerque, New Mexico. The Albuquerque facility houses the Company's executive offices, a 65,000 square foot HCS dispensing facility, and discount retail store counter. HCS also operates a mail pharmacy service facility of about 37,500 square feet from a leased facility located in Bensalem, Pennsylvania. The lease agreement, which expires during June 1999, gives HCS the option to renew the lease for five years. HCS also leases the former Perform headquarters; a 23,000 square feet of office space in Scottsdale, Arizona, which was sublet to an unrelated party during fiscal year 1995. The lease and sublease agreements expire during 1997.

     HPI and DPI lease facilities in connection with their operations at eight locations, including 24,000 square feet at its new unit-dose central-fill facility at Trenton, New Jersey. Various other sales and administrative offices, none of which are material, are also leased by the Company throughout the United States. No difficulty is anticipated in negotiating any of the Company's lease renewals.

     Further  information   concerning  the  Company's  obligation  under  lease
agreements is contained in Note 13 of the Notes to Consolidated Financial Statements included in Part II of this report.

Item 3. Legal Proceedings

     On July 11, 1994, a purported shareholder class action was filed in the United States District Court for the District of New Mexico against Diagnostek, its Chairman and Chief Executive Officer; General Counsel, Secretary and Director; President; and a Vice President. The plaintiffs have named two class representatives: Irwin Bash (allegedly owning 200 shares of Diagnostek Common Stock) and Leykin, Hyman and Bash Associates (allegedly owning 1,000 shares of Diagnostek Common Stock).

     On July 7, 1994, Diagnostek announced that it had agreed with CIGNA that Diagnostek's pharmacy service contracts in support of the CIGNA managed health care plans in New Mexico and Arizona would be terminated. The agreement was reached after Diagnostek received correspondence dated June 30, 1994 from CIGNA giving notice of termination of the CIGNA contracts. The notice of termination stated that the contracts were being terminated because of certain instances of inappropriate purchases by Diagnostek of drugs (under the CIGNA contracts) from three manufacturers, which were ultimately used for other Diagnostek customers. These contracts, which had been awarded to Diagnostek during 1991 and 1992, had originally been scheduled to expire at various times commencing in July 1995. Diagnostek's revenues from the CIGNA contracts for the fiscal year ended March 31, 1994 were $80.7 million.

     In their original Complaint, the plaintiffs have alleged that the named defendants pursued a "scheme and course of conduct" to inflate Diagnostek's reported earnings through the concealment of specific facts underlying the termination of the CIGNA contracts. On December 30, 1994, the plaintiffs filed their First Amended Complaint which set forth additional alleged facts in support of the claims in the original Complaint. The defendants in their Answer to Plaintiffs' First Amended Complaint asserted that they had taken appropriate remedial steps to rectify the situation, believed in good faith that the matter would be resolved and did not foresee that the contract would be terminated since at no time during the period that Diagnostek was effecting remedial steps did CIGNA communicate its intention to terminate the contracts. The defendants have raised in their Answer the general defenses that they did not at any time, deceive, manipulate or defraud the plaintiffs or any other person regarding the CIGNA contract and that all disclosures required by law pertaining to these contracts were made at all appropriate times by the defendants. The defendants have also asserted, among other things, that the plaintiffs did not rely upon any statement, act or omission of the defendants in purchasing Diagnostek Common Stock, and that any changes in the market price of Diagnostek Common Stock were due to factors other than the misrepresentations allegedly made by the defendants.

     On April 11, 1995, the plaintiffs filed a Second Amended Complaint alleging that the defendants made further misrepresentations in a press release and certain filings with the SEC regarding the anticipated annual revenues to be received in connection with a Department of Defense CHAMPUS contract awarded in July 1994. The Second Amended Complaint also extended the requested class period from July 6, 1994 to March 24, 1995.

     The Second Amended Complaint asserts that the defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10(b)(5) promulgated thereunder, and prohibitions on insider trading), and that the defendants' actions constitute common law fraud and/or negligent misrepresentation. The plaintiffs seek monetary damages for the losses suffered as a result of the alleged misrepresentations, disgorgement of alleged insider trading profits and an award of costs and expenses incurred in the filing of their actions, including attorneys' fees, accountants' fees and experts' fees.

     On May 18, 1995, the defendants filed a Motion to Dismiss Plaintiffs' Second Amended Complaint asserting that the plaintiffs' allegations regarding the CHAMPUS contract are wholly speculative, without a factual basis and that the additional claims were filed purely for harassment purposes. In the event that the defendants' Motion to Dismiss Plaintiffs' Second Amended Complaint is not successful, the defendants expect to file an Answer raising the same general defenses that were raised in response to the First Amended Complaint.

     On May 26, 1995, the plaintiffs filed a motion seeking certification of a class consisting of all persons who purchased or otherwise acquired Diagnostek Common Stock during the period from April 28, 1994 through March 24, 1995, but excluding defendants and certain others associated with defendants. Defendants are seeking discovery in order to determine whether to oppose the motion for class certification.

     Diagnostek has denied any liability and is vigorously defending the litigation. Diagnostek has not established a reserve with respect to such litigation. There can be no assurance that the outcome of this litigation will not have a materially adverse effect on the Company.

     Promptly after the announcement of the execution of the Merger Agreement, 11 stockholder class action lawsuits were filed in the Court of Chancery in the State of Delaware against Diagnostek and its directors asserting that the value of the consideration to be received by Diagnostek stockholders is unfair and grossly inadequate and that the directors of Diagnostek breached their fiduciary duties to Diagnostek stockholders by failing to take steps to maximize stockholder value. The suits seek, among other things, to enjoin the Merger, to compel the directors of Diagnostek to reconsider the Exchange Ratio and to recover unspecified damages. Diagnostek and the individual defendants intend to vigorously defend these claims based upon their belief that the actions of Diagnostek and its directors in connection with the Merger Agreement were appropriately taken under applicable law and that the Merger is fair to and in the best interest of Diagnostek's stockholders. VHI has been named as a defendant in certain of these actions for allegedly aiding and abetting in the alleged breaches of fiduciary duty by the Diagnostek directors. The plaintiffs have served a document production request upon the defendants, to which the defendants will respond. Diagnostek has filed an Answer denying the principal allegations of the Complaint. As of June 5, 1995, no further action has been taken by either the plaintiffs or the defendants, although counsel representing the plaintiff have suggested that the actions be consolidated and captioned "In
Re: Diagnostek, Inc. Shareholders Litigation".

     In addition, the Commission is conducting a formal investigation into the adequacy of Diagnostek's financial disclosures, books and records, and internal accounting controls, particularly with respect to Diagnostek's financial statements for the quarter ended June 30, 1992, the fiscal year ended March 31, 1992, and the fiscal year ended March 31, 1990. Diagnostek has cooperated fully in connection with this investigation. At this time, Diagnostek is unable to assess what the outcome of this investigation will be.

     Diagnostek and its subsidiaries are subject to various claims and lawsuits in the ordinary business, none of which is material.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Diagnostek's common stock has been listed on the New York Stock Exchange under the symbol "DXK" since September 20, 1990. The price range of the common stock over the last three years is shown in the table below:

                                                                                       Calendar year basis
                                                                    First            Second             Third           Fourth
                                                                   Quarter           Quarter           Quarter          Quarter
                  1995(a):
                      Stock price  high                             $21.375          $21.625           n/a               n/a
                      Stock price  low                              $14.500          $16.875           n/a               n/a

                  1994:
                      Stock price  high                             $22.250          $25.250           $25.750           $20.175
                      Stock price  low                              $16.375          $13.875           $17.500           $12.625

                  1993:
                      Stock price  high                              $8.375           $9.750           $16.250           $19.875
                      Stock price  low                               $6.000           $6.250            $8.750           $13.875

                  (a) - Second Quarter through June 5,1995

Item 6. Selected Financial Information

     The  following   information   should  be  read  in  conjunction  with  the
consolidated financial statements, and the accompanying notes thereto, included elsewhere herein.

                  (fiscal year)                 1995          1994          1993           1992          1991
                                                ----          ----          ----           ----          ----
(in thousands except share data)
Income statement data:
     Revenues                                 $670,791       $485,735      $381,040       $307,509      $236,262
     Operating income                        $  15,764      $  15,467     $   6,141      $  21,347      $ 14,585
     Net earnings                            $  10,984      $   4,637     $   2,805      $  13,092      $  6,885
     Earnings per common share               $    0.44      $    0.19     $    0.12      $    0.61      $   0.35
     Avg. number of shares outstanding          25,030         24,725        24,151         21,637        19,830
Balance sheet data:
     Current assets                           $110,993      $  89,805     $  76,410      $  72,196     $  57,864
     Total assets                             $266,450      $ 241,403     $ 217,462      $ 217,290     $ 117,942
     Current liabilities                     $  69,382      $  58,639     $  34,743      $  32,148     $  21,112
     Long-term debt                          $  12,000      $  12,085     $  18,143      $  24,295     $  37,179
     Total liabilities                       $  82,402      $  73,769     $  57,347      $  59,558     $  61,103
     Stockholder's equity                    $ 184,048      $ 167,634     $ 160,115      $ 157,342     $  56,302
     Book value per common share             $    7.59      $    7.01     $    6.83      $    6.75     $    2.97
Financial statement ratios:
     Current assets:current liabilities      1.60:1.00     1.53:1.00      2.20:1.00      2.25:1.00     2.74:1.00
     LT debt: stockholders' equity           0.07:1.00     0.07:1.00      0.11:1.00      0.15:1.00     0.66:1.00
     Market price per common share          $    20.38    $    17.50      $    7.25      $   22.13     $   18.63
     Return on avg. common equity                 6.2%          2.8%          1.81%         12.31%         13.9%

The Company has not declared or paid dividends since its inception.

Note: Operations of EPIC Health Group, Inc. included from date of acquisition (July 30, 1990)

Note: Operation of a subsidiary of Rite Aid Corporation included from date of acquisition (September 18, 1990)

Note: Operations of Perform Cost Management Services, Inc. and Chronitech Health Services, Inc. included from dates of acquisition (October 26 and 29, 1993, respectively).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Diagnostek's industry segments are described in Part I, Item 1 of this report. Financial highlights and industry segment data are displayed in the following table:

Results of Operations
Financial Highlights
(dollars in millions, except per share amounts)

                                                                                          Years ended March 31,
                                                                                    1995         1994         1993
                     Integrated pharmacy service
                        Revenues                                                    $540.1       $326.4        $240.5
                        Operating income                                              28.7         15.1           4.0

                     Managed care pharmacy service
                        Revenues                                                    $125.6       $153.5        $132.9
                        Operating income                                              (2.7)         9.2           6.5

                     Corporate and Other
                        Revenues                                                      $5.1         $5.8          $7.6
                        Operating income                                             (10.2)        (8.8)         (4.4)

                     Total Diagnostek
                        Revenues                                                    $670.8       $485.7        $381.0
                        Operating income                                              15.8         15.5           6.1
                        Net earnings                                                  11.0          4.6           2.8
                        Net earnings per share                                       $0.44        $0.19         $0.12

Consolidated Operations

Fiscal year 1995 compared with fiscal year 1994

     During the fiscal year ended March 31, 1995, the Company actively marketed its new RxChoice(c) product and entered new product niches including the providing of services to the Federal and state pharmacy benefit management programs. Lives covered under integrated pharmacy services increased to approximately 16 million from the 13 million reported at fiscal year end 1994. The early termination of its contracts with CIGNA, partly offset these sales gains.

     Volume increases were coupled with expansion of physical capabilities and operational reorganizations. Perform's Scottsdale, Arizona operations were consolidated at the Company's Albuquerque headquarters facility. Plant expansion of the Albuquerque headquarters was completed and Diagnostek's new "A-frame" robotic dispensing technology successfully installed. In addition, Diagnostek significantly expanded its clinical and customer service departments to ensure the Company's ability to provide the highest quality of service to its clients.

     Consolidated revenues totaled $670.8 million for fiscal year 1995, an increase of $185.1 million or 38% from fiscal 1994. The increase was attributable primarily to the expansion of the Company's integrated pharmacy service business ($213.7 million) due partly to the full year operations of the Company's retail operations (Note 3 to the Notes to the Consolidated Financial Statements related to the Perform acquisition in October 1993) and higher volume; offset partly by decreases ($27.9 million) in the Company's managed care pharmacy service business attributable mainly to the early termination of the Company's contracts with CIGNA Health Plan of Arizona, Inc. ("CIGNA").

     Consolidated operating income totaled $15.8 million for fiscal 1995, an increase of $0.3 million or 2% from fiscal 1994. The increase in operating income was attributable primarily to higher product margins ($20.6 million) in the Company's integrated pharmacy service operations due mainly to lower pharmaceutical acquisition costs; offset by losses associated with the managed care business' New Jersey contract ($12.6 million, including estimated future losses over the three year contract term of $9.6 million, note 13 to Notes to Consolidated Financial Statements), and higher general and administrative expenses ($7.5 million) and selling/marketing expenses ($1.3 million) attributable mainly to the Company's expanded service capabilities and selling programs.

     Consolidated net earnings totaled $11.0 million, or $0.44 per share for fiscal 1995, an increase of $6.4 million (139%), or $0.25 per share. The increase in net earnings was attributable primarily to operating income improvement, offset by losses on the New Jersey contract ($12.6 million pretax or $0.31 per share after tax), and lack of counterpart to prior year shareholder litigation settlement costs ($12.0 million pretax or $0.31 per share after tax) incurred in fiscal 1994. Excluding non-recurring fiscal 1995 New Jersey contract losses and non-recurring fiscal 1994 shareholder litigation settlement costs, fiscal 1995 net earnings would have been $18.7 million or $0.75 per share compared with $12.5 million or $0.50 per share in fiscal 1994.

Fiscal year 1994 compared with fiscal year 1993

     During fiscal 1994, the Company diversified its product lines to position itself as a full-service, integrated supplier in the pharmacy benefit management industry. During May 1993, the Company introduced its RxChoice(c) integrated retail/mail pharmacy benefit product, marking its entry into the employer/organization sponsor market, and, during October 1993, acquired Perform Cost Management Services, Inc. to provide immediate access to its retail pharmacy network and claims pricing capabilities. Through acquisition of certain assets and contracts of Chronitech (Note 3 to Notes to Consolidated Financial Statements) during October 1993, the Company entered the specialty pharmacy markets targeting certain disease-state populations, including the HIV/AIDS community.

     Consolidated revenues totaled $485.7 million for fiscal year 1994, an increase of $104.7 million or 27% from fiscal 1993. The increase was attributable primarily to the expansion of the Company's integrated pharmacy service business ($85.9 million) related mainly to the acquisition of Perform and internal growth ($20.6 million) in the Company's managed care pharmacy service business.

     Consolidated operating income totaled $15.5 million for fiscal 1994, an increase of $9.4 million or 154% from fiscal 1993. The increase in operating income was attributable primarily to higher product margins ($10.1 million) in the Company's integrated pharmacy service operations due mainly to lower pharmaceutical acquisition costs and volume increases in the managed care business ($3.5 million) and lack of counterpart to higher than customary 1993 provisions for bad debts ($4.8 million); offset partly by increases in general and administrative expenses ($4.2 million) attributable to higher costs associated in part with the Company's 1993 acquisitions and higher selling and marketing expenses ($2.6 million) relating primarily to the introduction of the Company's RxChoice(c) and CapRx(c) products.

     Consolidated net earnings totaled $4.6 million, or $0.19 per share for fiscal 1994, an increase of $1.8 million (65%), or $0.07 per share. The increase in net earnings was attributable primarily to operating income improvement and lack of counterpart to prior year costs ($6.8 million pretax) associated with the aborted merger with Medco Containment Services Inc. (Note 12 to Notes to Consolidated Financial Statements) offset by shareholder settlement costs ($12.0 million pretax or $0.31 per share after tax) incurred in fiscal 1994. Excluding non-recurring merger and settlement costs in the current and prior fiscal years, net earnings would have been $12.5 million or $0.50 per share in fiscal 1994 compared with $6.8 million or $0.28 per share in fiscal 1993.

Integrated Pharmacy Service Operations

Fiscal year 1995 compared with fiscal 1994

     Integrated pharmacy service revenues totaled $540.1 million for fiscal year 1995, an increase of $213.7 million or 65% from fiscal 1994. The increase was attributable primarily to the Company's entry into the retail pharmacy market with the acquisition of Perform during October 1993 and the growth of the number of benefit plan participants ("covered lives") under management. Approximately
12.9 million retail prescription claims were adjudicated during fiscal 1995, an increase of 8.9 million from fiscal 1994. Fiscal 1995 mail order prescription volume increased by 12% to 3,546,000 prescriptions due primarily to increases in number of eligible plan participants (12.0 million mail service covered lives at March 31, 1995 compared with 11.0 million at March 31, 1994).

     Integrated pharmacy service operating income totaled $28.7 million for fiscal 1995, an increase of $13.6 million or 90% from fiscal 1994. Operating income increase was attributable primarily to higher product margins ($20.6 million) attributable primarily to improved formulary agreements and contract pricing from pharmaceutical suppliers (offsetting drug cost inflation), and retail and mail service claim volume increases; offset partly by higher general and administrative ($5.8 million) and selling and marketing costs ($1.2 million) attributable mainly to expansion of physical plant and client-support services, respectively.

     In November 1994, the Company entered into a one year agreement (with two one year options) with the U.S. Department of Defense ("DOD") to provide mail pharmacy services to CHAMPUS beneficiaries. The DOD request for proposal stated that the respondent should assume that there would be approximately 2.0 million prescriptions filled annually under the contract and the Company used this figure to anticipate the revenues to be generated under the contract. The Company commenced providing services under the contract in November, 1994. The volume of prescriptions filled under this contract has to date grown to approximately 28,000 prescriptions per month. Because the prescription volume to date under the CHAMPUS contract is substantially lower than the assumed number provided by DOD in its request for proposal, the Company expects that the revenues under this contract will be substantially less than anticipated based on DOD's assumptions.

Fiscal year 1994 compared with fiscal 1993

     Integrated pharmacy service revenues totaled $326.4 million for fiscal year 1994, an increase of $85.9 million or 36% from fiscal 1993. The increase was attributable primarily to the Company's entry into the retail pharmacy market with the acquisition of Perform during October 1993. Perform processed approximately 4.0 million prescription claims from its acquisition to March 31, 1994. Mail order prescription volume increased by 2% to 3,164,000 prescriptions despite the loss of a major customer which represented approximately 13% of prior year volume. Volume increases were primarily attributable to increases in the number of eligible plan participants (11.0 million covered lives compared with 7.7 million at March 31, 1993). Price per prescription remained about equal with prior year levels as drug supplier price increases (approximately 7%) were offset by increased lower priced generic product substitutions which resulted mainly from client sponsor benefit plan design changes.

     Integrated pharmacy service operating income totaled $15.1 million for fiscal 1994, an increase of $11.1 million or 278% from fiscal 1993. The increase in operating income was attributable primarily to higher profit margins ($10.1 million) related to improved purchasing from pharmaceutical suppliers and volume increases, lack of counterpart to prior year bad debt provisions ($4.7 million) in excess of customary levels; offset partly by higher general and administrative costs ($1.8 million) related partly to the Perform acquisition and selling and marketing costs ($1.6 million) attributable mainly to the introduction of the RxChoice(c) product.

Managed Care Pharmacy Service Operations

Fiscal year 1995 compared with fiscal year 1994

     Managed care pharmacy service revenues totaled $125.6 million for fiscal year 1995, a decrease of $27.9 million or 18% from fiscal 1994 primarily due to the early termination of the Company's CIGNA contracts ($37.4 million decrease from fiscal 1994) in September of 1994. Excluding this contract, revenue increased $17.3 million due to internal growth and new client contracts; offset partly by terminated or unrenewed contracts ($7.8 million).

     Managed care pharmacy service operating income totaled ($2.7) million for fiscal 1995, a decrease of $11.9 million or 129% from fiscal 1994. The decrease in operating income was attributable primarily to losses associated with the Company's unit dose dispensing contract with the State of New Jersey implemented February 1, 1995 ($12.6 million, including estimated future losses over the three year contract term of $9.6 million, Note 13 to Notes to Consolidated Financial Statements).

Fiscal year 1994 compared with fiscal year 1993

     Managed care pharmacy service revenues totaled $153.5 million for fiscal year 1994, an increase of $20.6 million or 16% from fiscal 1993 primarily due to increases ($20.2 million) from the CIGNA contract, which was implemented during mid-fiscal 1993. Excluding this contract, revenue decrease was attributable primarily to terminated or unrenewed contracts ($6.3 million) offset by internal growth and new client contracts ($4.2 million).

     Managed care pharmacy service operating income totaled $9.2 million for fiscal 1994, an increase of $2.7 million or 42% from fiscal 1993. The increase in operating income was attributable primarily to higher volume ($1.5 million) and improved profit margins ($2.0 million), offset partly by increased selling and marketing costs ($0.7 million).

Impact of Suppliers and Inflation

     The Company, has contracts with over 51,000 retail pharmacies to provide point-of-service retail prescription dispensing in support of the Company's RxChoice (c) integrated product line. These contracts generally provide for reimbursement to the contracted retail pharmacy at prices specified as a discount to published average wholesale product cost.

     The Company also stocks over 4,500 brand name and generic medications at its mail pharmacy service dispensing facilities, in varying dosages and dosage forms. Prescription requests for unstocked items are obtained, as required, from wholesalers.

     Diagnostek purchases pharmaceuticals directly from manufacturers and wholesalers, generally in high volume and at a discount, resulting in lower costs than available to smaller purchasers. The Company is not dependent upon any one supplier.

     The Company receives a significant amount of rebates based on the purchase of pharmaceuticals from numerous suppliers. These rebates are generally contractually due the Company based on the purchase of specified volume levels of various name brand pharmaceuticals, changes in relative market share, or through the placement of certain pharmaceuticals on a drug formulary. At this time, rebate practices are being reviewed within the pharmaceutical industry as they relate to overall pricing strategies. The Company continues to aggressively negotiate rebate agreements and believes that any change in rebate practices would be part of changes in overall pharmaceutical pricing methods. Any such change could have a material adverse effect on the Company's operating margin.

     The Company, in certain of its managed care pharmacy contracts, purchases pharmaceutical products on behalf of its customers utilizing its customers purchase agreements with suppliers. Under the terms of its mail service contract with the Department of Defense ("DoD") in support of CHAMPUS benefit programs in six states, the Company also purchases pharmaceutical products for mail distribution to eligible beneficiaries utilizing Government contract prices.

     Availability and price of pharmaceuticals are subject to market conditions. Cost increases can affect the Company's cost of sales; however, increases in purchased drug costs are, in the case of certain managed care pharmacy contracts and for the vast majority of integrated pharmacy service contracts, recoverable from clients under periodic rate adjustment contractual clauses. To the extent that the Company has entered risk/reward ("capitated") contracts based on the Company's ability to control pharmaceutical dispensing patterns, operating results could be affected to a greater degree by drug cost inflation. Historically, inflation has not materially affected the Company. During fiscal 1996 and future periods, a significant number of patents protecting high volume brand medications are scheduled to expire which could result in the availability of lower cost generic equivalent products. The Company has not forecast the impact that might result from the introduction of these generic products, however, pharmaceutical costs might decrease in future periods.

Financial resources and liquidity

     Diagnostek's working capital and liquidity requirements for its existing operations have been met mainly from cash flows generated from operations.

     Cash flows from operations for fiscal year 1995 totaled ($1.6) million, a decrease of $17.7 million from 1994. The decrease was attributable primarily to payment of shareholder litigation settlement costs accrued in fiscal 1994, increased receivables associated with higher claims volumes and higher inventories, offset partly by increased net earnings. At March 31, 1995, market value of marketable securities totaled $59.2 million. The Company intends to utilize these securities to fund working capital growth (including that associated with further expansion of Diagnostek's RxChoice(c) and CapRx(c) products), expand its existing operating facilities and equipment, and potentially to fund future acquisitions, or retire debt. There are currently no acquisitions pending. Under terms of its Agreement and Plan of Merger with Value Health, Inc. dated March 27, 1995, as amended on June 4, 1995, the Company shall not make any investments in non-investment grade securities exceeding $1,000,000 or sell at a loss of greater than $50,000 any debt securities held for investment purposes.

     Diagnostek's capital expenditures totaled $9.1 million for fiscal 1995, compared with $5.4 million and $2.0 million for 1994 and 1993, respectively. Expansion of the Albuquerque facility totaled $5.5 million, including $3.7 million which had been expended at March 31, 1994. The Company also utilizes leases and other third party financing to fund certain equipment acquisitions.

     The Company has a $30 million term loan, with outstanding principal balance of $12.0 million at March 31, 1995, from Metropolitan Life Insurance Company
("Metropolitan"), which bears interest at a fixed annual rate of 10.02%. Principal repayments of $6.0 million per year are payable each December. During fiscal year 1995, $6.0 million principal was repaid. The Company expects to make scheduled principal payments from operating cash flows.

     During December 1994 the Company established a $25.0 million revolving credit line with Bank of America Illinois NA. The agreement has a two year term, with two one year renewal periods and requires a 0.25% annual facility fee and requires interest payments on borrowings at the prime rate or 0.375% over LIBOR. Amounts outstanding under this agreement totaled $10.0 million at March 31, 1995.

     The Company has purchased insurance policies, customary in the retail pharmacy industry, including product liability coverage, of a type and amount which management deems adequate. The Company is not licensed to practice medicine and, as a result, is unable to obtain medical malpractice coverage. The Company requires all users (including radiologists, hospitals, or health care providers) of its owned medical imaging facility to both maintain adequate medical malpractice liability coverage and indemnify the Company against all claims that may arise from the use of its equipment. Diagnostek also maintains various forms of traditional business liability coverage.



Item 8. Financial Statements and Supplementary Data

                                                                           Page
         Independent Auditors' Report                                        15
         Consolidated Statement of Earnings for years ended March 31,
           1995, 1994 and 1993                                               16
         Consolidated Statement of Financial Position as of March 31,
           1995 and 1994                                                     17
         Consolidated Statement of Cash Flows for years ended March 31,
           1995, 1994 and 1993                                               18
         Consolidated Statement of Changes in Stockholders' Equity for
           years ended March 31, 1995, 1994 and 1993                         19
         Notes to Consolidated Financial Statements                          20

Independent Auditors' Report


To Stockholders and the Board of Directors
Diagnostek, Inc.


     We have audited the accompanying Consolidated Statement of Financial Position of Diagnostek, Inc. and subsidiaries as of March 31, 1995 and 1994 and the related Consolidated Statements of Earnings, Cash Flows, and Changes in Stockholders' Equity for each of the years in the three year period ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diagnostek, Inc. and subsidiaries as of March 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three year period ended March 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in note 12 to the consolidated financial statements, the Company is a defendant in shareholder litigation alleging disclosure violations. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.




                                                           KPMG Peat Marwick LLP
Albuquerque, New Mexico
June 5, 1995

Diagnostek, Inc. and Consolidated Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS

                  For the years ended March 31 (in thousands)                        1995              1994             1993
                                                                                     ----              ----             ----
                  Revenues (note 17)                                                 $670,791         $485,735          $381,040
                  Costs and expenses:
                     Cost of sales (note 13)                                          610,267          434,315           341,551
                     Selling and marketing                                              9,893            8,576             5,631
                     General and administrative                                        34,867           27,377            27,717
                                                                                      -------           ------            ------
                          Total costs and expenses                                    655,027          470,268           374,899
                                                                                      -------          -------           -------

                  Operating income                                                     15,764           15,467             6,141
                  Other income (expense)
                     Interest income                                                    4,198            4,605             5,282
                     Interest expense                                                  (2,195)          (2,291)           (3,069)
                     Merger, litigation and settlement costs (note 12)                  -              (12,022)           (6,752)
                     Other (note 14)                                                      455            2,777             2,855
                                                                                         ----            -----             -----

                  Earnings before minority interest and income taxes                   18,222            8,536             4,457
                  Minority interest in (earnings) losses of partnerships                -                  (36)              153
                                                                                     --------             ----               ---

                  Earnings before income taxes                                         18,222            8,500             4,610
                  Provision for income taxes (note 11)                                  7,238            3,863             1,805
                                                                                      -------            -----             -----

                  Net earnings                                                        $10,984           $4,637            $2,805
                                                                                      =======           ======            ======

                  Share data (in dollars or thousands of shares):
                     Weighted average common and common equivalent
                       shares outstanding                                              25,030           24,725            24,151

                     Net earnings per share                                             $0.44            $0.19             $0.12


Notes to the consolidated financial statements are an integral part of this statement.

Diagnostek, Inc. and Consolidated Subsidiaries
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                  As of March 31 (in thousands, except for share amounts)                             1995              1994
                                                                                                      ----              ----
                  Assets

                  Current Assets:
                     Cash and cash equivalents                                                        $  4,149          $  8,012
                     Trade receivables - net (note 4)                                                   55,984            42,577
                     Other receivables                                                                  13,593             6,604
                     Inventories                                                                        28,966            24,687
                     Deferred income taxes (note 11)                                                     6,514             7,123
                     Other assets - current                                                              1,787               802
                                                                                                         -----               ---
                          Total current assets                                                         110,993            89,805
                  Property, plant and equipment - net (note 5)                                          22,951            17,750
                  Goodwill - net (note 6)                                                               62,299            62,197
                  Other intangible assets - net (note 6)                                                 1,843             2,228
                  Marketable securities - net (note 7)                                                  59,176            59,428
                  Deferred income taxes (note 11)                                                        3,263             4,824
                  Other assets - not current (note 8)                                                    5,925             5,171
                                                                                                         -----             -----
                     Total assets                                                                     $266,450          $241,403
                                                                                                      ========          ========

                  Liabilities and stockholders' equity Current Liabilities:
                     Current portion of long-term debt (note 9)                                        $10,337            $6,564
                     Accounts payable                                                                   42,616            31,705
                     Employee compensation and benefits                                                  3,673             3,441
                     Income taxes payable (note 11)                                                         47                84
                     Accrued contract losses (note 13)                                                   9,621              -
                     Accrued litigation settlement (note 12)                                              -               11,000
                     Other liabilities - current                                                         3,088             5,845
                                                                                                         -----             -----
                          Total current liabilities                                                     69,382            58,639
                  Long-term debt, excluding current portion (note 9)                                    12,000            12,085
                  Other liabilities - not current                                                        1,020             3,045
                                                                                                         -----             -----
                     Total liabilities                                                                  82,402            73,769
                                                                                                        ------            ------

                  Stockholders' equity (notes 2, 7 and 10):
                     Preferred stock, $1.00 par value authorized 5,000,000
                        shares. None issued or outstanding                                                -                 -
                     Common stock, $.01 par value, authorized 45,000,000 shares, with issued shares of 24,389,942 at March 31, 1995
                          and 24,065,917 at March 31, 1994                                                 244               241
                     Paid-in capital in excess of par value                                            137,742           132,346
                     Less:  Treasury stock at cost, 132,196 shares at March 31, 1995
                        and 168,726 at March 31, 1994                                                   (1,297)           (1,592)
                     Unrealized gain (loss) on marketable securities
                        net of deferred income taxes (benefit) of ($1,570)
                        at March 31, 1995 and ($1,395) at March 31, 1994                                (2,358)           (2,094)
                     Retained earnings                                                                  49,717            38,733
                                                                                                        ------            ------
                          Total stockholders' equity                                                   184,048           167,634
                                                                                                       -------           -------

                   Total liabilities and stockholders' equity                                         $266,450          $241,403
                                                                                                      ========          ========

                  Commitments and contingencies (notes 12 and 13)


Notes to the consolidated financial statements are an integral part of this statement.

Diagnostek, Inc. and Consolidated Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS


                  For the years ended March 31 (in thousands)                                  1995         1994         1993
                                                                                               ----         ----         ----
                  Cash flows from operating activities:
                     Net earnings                                                             $10,984        $4,637       $2,805
                     Adjustments to reconcile net earnings to cash provided  by operating activities:
                        Depreciation and amortization                                           5,594         4,310        4,889
                        Provision for doubtful accounts                                         1,865         1,575        6,137
                        (Gain) loss on sales of securities                                       (416)       (2,565)      (2,611)
                        Deferred income taxes                                                   1,479        (4,034)      (2,324)
                     Decrease (increase) in trade receivables                                 (15,273)       (2,697)      (2,048)
                     Decrease (increase) in inventories                                        (4,279)          587       (6,751)
                     Decrease (increase) in other assets - current                             (7,974)       (1,946)       4,322
                     Decrease (increase) in other assets - not current                         (1,284)         (158)        (310)
                     Increase (decrease) in accounts payable                                   10,911         5,332       (1,796)
                     Increase (decrease) in employee compensation and benefits                    232           478        1,019
                     Increase (decrease) in income taxes payable                                  (37)        3,666       (1,704)
                     Increase (decrease) in other liabilities - current                        (1,290)        7,792        4,887
                     Increase (decrease) in other liabilities - not current                    (1,857)         (895)         861
                     Other operating activities                                                  (286)        -             (390)
                                                                                               -------       ------        -----
                        Cash provided (used) by operating activities                           (1,631)       16,082        6,986
                                                                                               -------       ------        -----

                  Cash flows from investing activities:
                     Purchase of marketable securities                                         (6,996)     (158,982)    (242,675)
                     Proceeds from sales of marketable securities                               7,975       182,606      246,022
                     Additions to property, plant, and equipment                               (9,086)       (5,425)      (1,976)
                     Acquisitions accounted for as purchases                                   -            (29,474)       -
                     All other investing activities                                            -            -              1,690
                                                                                               -------       ------        -----
                        Cash provided (used) by investing activities                           (8,107)      (11,275)       3,061
                                                                                               ------       -------        -----
                  Cash flows from financing activities:
                     Proceeds from issuance of common stock                                     2,032         1,606          653
                     Purchase of treasury stock                                                     -             -       (1,592)
                     Proceeds from debt                                                        22,000             -            -
                     Repayments of debt                                                       (18,157)       (6,764)      (6,914)
                                                                                              -------        ------       ------
                        Cash provided (used) by financing activities                            5,875        (5,158)      (7,853)
                                                                                                -----        ------       ------

                  Increase (decrease) in cash and equivalents during year                      (3,863)         (351)       2,194
                  Cash and equivalents at beginning of year                                     8,012         8,363        6,169
                                                                                                -----         -----        -----
                  Cash and equivalents at end of year                                          $4,149        $8,012       $8,363
                                                                                               ======        ======       ======


                  Supplemental disclosure of cash flow information:
                     Cash paid during year for interest                                        $2,351        $2,498       $3,188
                     Cash paid during year for income taxes                                    $5,651        $4,660       $5,668
                  Non cash financing and investing activities:
                     Common stock issued in litigation settlement (note 12)                    $3,000         -            -
                     Common stock issued in acquisitions (note 3)                             $   662        $2,037        -
                     Summary of assets and liabilities acquired through
                     acquisition (note 3):
                        Cash                                                                                 $1,079
                        Trade accounts receivable, net                                                        8,219
                        Equipment and leasehold improvements                                                  1,712
                        Goodwill                                                                             28,300
                        Deferred tax asset                                                                    5,769
                        Other assets                                                                            315
                        Accounts payable                                                                     (8,661)
                        Long-term debt                                                                         (499)
                        Other liabilities                                                                    (4,815)
                                                                                                             ------
                        Net assets (liabilities) acquired                                                   $31,419
                                                                                                            =======


Notes to the consolidated financial statements are an integral part of this statement.

Diagnostek, Inc. and Consolidated Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the years ended March 31, 1995, 1994, and 1993 (in thousands)


                                                                              Paid- in           Unrealized
                                                                              capital           gain(loss) on
                                                         Common Stock        in excess  Treasury  marketable   Retained
                                                        Shares    Amount       of par    stock   securities    earnings     Total
                  Balance at March 31, 1992             23,301      $233    $126,238     $-          $(420)     $31,291   $157,342

                  Issuance of common stock:
                     Warrants                               90         1         269      -            -            -          270
                     Options (including income tax
                        benefits of $362 resulting
                        from exercise of certain
                        options)                            51      -            745      -            -            -          745
                  Purchase of treasury stock              -         -           -        (1,592)       -            -       (1,592)
                  Allowance for unrealized gains
                     (losses) on marketable
                      securities                          -         -           -         -            545          -          545
                  Net earnings                            -         -           -         -            -          2,805      2,805
                                                        ------      ----    --------    -------    -------      -------   --------
                  Balance at March 31, 1993             23,442       234     127,252     (1,592)       125       34,096    160,115

                  Issuance of common stock:
                     In acquisition                        133         2       2,035      -            -            -        2,037
                     Options (including income tax
                        benefits of $1,458 resulting
                        from exercise of certain
                        options)                           491         5       3,059      -            -            -        3,064
                  Allowance for unrealized gains
                     (losses) on marketable
                     securities                           -         -           -         -        (2,219)          -       (2,219)
                  Net earnings                            -         -           -         -            -          4,637      4,637
                                                        ------      ----    --------    -------    ------       -------   --------
                  Balance at March 31, 1994             24,066       241     132,346     (1,592)   (2,094)       38,733    167,634

                  Issuance of common stock:
                     In acquisition of Springfield
                        Diagnostek Imaging Center
                        (note 3)                          -         -            267        395        -            -          662
                     In litigation settlement
                        (note 14)                          138         1       2,999      -            -            -        3,000
                     Options (including income tax
                        benefits of $942 resulting
                        from exercise of certain
                        options)                           186         2       2,130      -            -            -        2,132
                  Purchase of treasury stock              -         -          -           (100)       -            -         (100)
                  Allowance for unrealized gains
                     (losses) on marketable
                     securities                           -         -           -         -           (264)         -         (264)
                  Net earnings                            -         -           -         -            -         10,984     10,984
                                                        ------      ----    --------    -------    -------      -------   --------

                  Balance at March 31, 1995             24,390      $244    $137,742    $(1,297)   $(2,358)     $49,717   $184,048
                                                        ======      ====    ========    =======    =======      =======   ========



Notes to the consolidated financial statements are an integral part of this statement.

Diagnostek, Inc. and Consolidated Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements represent the adding together of all companies of which Diagnostek, Inc. (the "Company" or "Diagnostek"), directly or indirectly has majority ownership. Significant intercompany accounts and transactions have been eliminated.

     The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries, Health Care Services, Inc. ("HCS"), HPI Health Care Services, Inc. ("HPI"), and Diagnostek Pharmacy, Inc. ("DPI"), together with their subsidiaries, and other controlled affiliates.

     The Company participates in the pharmacy benefit management industry with principal business activities being the providing of prescription drugs through mail and retail pharmacy service plans, providing contract pharmacy management services to acute care hospitals and HMO's, and operating, managing, and providing medical imaging and diagnostic equipment.

Reclassifications

     Certain prior period amounts have been reclassified to conform with the 1995 basis of presentation. Amounts reclassified had no impact on consolidated or segment operating income or earnings.

Revenue and cost of sales

     Sales of goods and services are recorded on medication dispensing or passage of title to customers in accordance with contractual terms. Cost of sales are recorded based on the cost of pharmaceuticals dispensed, net of related rebates and discounts, and related direct costs. In addition, the Company accrues costs associated with its risk/reward contracts which it estimates will not be recovered through projected revenues.

Cash and cash equivalents

     Money market accounts and temporary investments with original maturities of ninety days or less are included in cash and cash equivalents.

Inventories

     Inventories, consisting primarily of prescription medications purchased for resale, are stated at the lower of cost, on a first-in, first-out basis, or market.

Property, plant, and equipment

     Property, plant, and equipment are stated at cost. Provisions for depreciation are recorded using both straight-line and accelerated methods over the useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of economic life or terms of the respective leases.

Intangible assets

     Goodwill is amortized using the straight-line method, over fifteen to forty years. Other intangible assets consist primarily of acquired contract rights and covenants not to compete and are amortized on a straight-line basis over periods ranging from three to twelve years.

     The Company evaluates the recoverability of goodwill based on estimated undiscounted operating income over the goodwill amortization periods, giving consideration to sales and cost benefits expected to be realized by the consolidated group from the acquisition of the acquired company. The Company also evaluates industry trends and historical trends of the acquired companies, the potential impact of pending and proposed regulations and the effect of competition.

Marketable securities

     The Company accounts for marketable securities utilizing Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". All marketable securities at March 31, 1995 and 1994 were deemed by management to be available for sale and therefore are reported at fair value with net unrealized gains(losses) reported in stockholders' equity.

Income taxes

     Diagnostek utilizes the asset and liability method for recording deferred income taxes, which provides for establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

Treasury stock

     Treasury stock is carried at acquisition cost (market price at acquisition date).

Earnings per common and common equivalent share

     Earnings per common and common equivalent share is computed on the weighted average number of common shares, less treasury stock, and, if dilutive, common equivalent shares (common shares assuming exercise of all options and warrants) outstanding during the period. For the years ended March 31, 1995, 1994 and 1993, approximately 0.9 million, 1.1 million, and 0.8 million common equivalent shares, respectively, were included in the computation of weighted average shares. Fully diluted earnings per share is not materially different than primary earnings per share and has not been presented.


Note 2 Merger

     On March 27, 1995, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Value Health, Inc. ("VHI"), a New York Stock Exchange company that provides specialized managed care programs including pharmacy benefit management services, and VHI Merger-Sub. Corp., a wholly-owned subsidiary of VHI pursuant to which the Company will become a wholly-owned subsidiary of VHI (the "Merger"). It is intended that the Merger will qualify as a pooling of interests for accounting purposes and will constitute a tax-free reorganization for federal income tax purposes. In accordance with the terms and conditions of the Merger Agreement, as amended, each share of the Company's common stock (and outstanding common stock options) will be converted into common stock (and common stock options) of VHI at an exchange ratio of 0.4975. In connection with the Merger Agreement, the Company's Chairman of the Board and Chief Executive Officer has entered into a five year consulting agreement and a ten year agreement not to compete with VHI and the Company, effective only upon the consummation of the Merger. At March 31, 1995, approximately $0.5 million of costs associated with the Merger had been deferred.

     Consummation   of  the  Merger  is  subject  to   satisfaction  of  certain
conditions, including approval by shareholders of each of the companies and treatment as a pooling of interests for accounting purposes. In the event of termination under specified conditions, VHI may be entitled to receive a fee of $15 million from the Company.

     As a result of the announcement of the execution of the Merger Agreement, a number of shareholder lawsuits were filed against the Company, its directors and VHI (note 12).


Note 3 Acquisitions

     During 1995 the Company purchased substantially all of the remaining outside ownership (72 partnership units or approximately 62%) of Springfield Diagnostek Imaging Center ("SDIC") from approximately 50 individuals in exchange for 43,200 shares (valued at approximately $662,000) of Company common stock held by the Company as treasury stock. SDIC is part of the Company's original medical imaging business. The transaction was accounted for using the purchase method of accounting and resulted in goodwill of approximately $662,000 which is being amortized over a period of 22 years. The proforma results of operations for 1995 and 1994 reflecting the acquisition of SDIC would be substantiality the same as the Company's historical results.

     On October 29, 1993, Diagnostek acquired Perform Cost Management Services, Inc., ("Perform"), a processor of prescription drug claims and provider of prescription drug benefit management programs through the purchase of all outstanding voting, non-voting and preferred shares of Perform. The purchase price for all outstanding shares and shares issued under stock option agreements was approximately $19.8 million, including $1.0 million placed in escrow for a two-year period as the sellers' guarantee of specified representations and warranties. In addition, the Company purchased a note payable to an affiliate of the seller for $6.0 million and entered into a non-compete agreement with the sellers for $0.5 million. The acquisition was recorded using the purchase method of accounting with resulting goodwill of approximately $23.0 million which is being amortized over a period of 40 years.

     On October 26, 1993, Diagnostek acquired by assignment the prescription drug and supply contracts held by Chronitech Health Services, Inc. and its subsidiaries ("Chronitech"), a provider of specialty pharmacy, home care medication and infusion services to the HIV and AIDS market, together with certain assets related thereto, including accounts receivable, inventory, equipment, leases, trade names and symbols along with approximately $350,000 of liabilities. The purchase price was $3.2 million in cash and 132,500 shares of common stock, valued at $2,037,000. The acquisition was accounted for using the purchase method of accounting with resulting goodwill of approximately $5.3 million which is being amortized over a period of 15 years.


Note 4 Trade receivables

     Trade receivables are summarized by business segment as follows:

                                                                                           As of March 31,
                     (in thousands)                                                     1995              1994
                                                                                        ----              ----
                     Integrated pharmacy service                                       $47,105          $32,343
                     Managed care pharmacy service                                      11,507           12,622
                     Medical imaging                                                       859              886
                                                                                      --------          -------

                     Total                                                              59,471           45,851
                     Less: allowance for uncollectible accounts                         (3,487)          (3,274)
                                                                                      --------         --------
                         Total                                                         $55,984          $42,577
                                                                                       =======          =======


Note 5 Property, plant, and equipment
     Property, plant, and equipment are summarized as follows:


                                                                                    As of March 31,
  (in thousands)                                                                 1995             1994
                                                                                 ----             ----
                  Land                                                         $  1,871           $ 1,963
                  Buildings                                                       6,471             5,858
                  Equipment                                                      19,858            14,383
                  Furniture and fixtures                                          2,553             1,343
                  Leasehold improvements                                          5,268             4,828
                                                                                 ------          --------
                                                                                 36,021            28,375
                  Less: accumulated depreciation and amortization               (13,070)          (10,625)
                                                                              ---------          --------
                         Total                                                 $ 22,951           $17,750
                                                                               ========           =======

Note 6 Goodwill and other intangible assets
     Goodwill and other intangible assets are summarized as follows:

                                                                                     As of March 31,
                     (in thousands)                                             1995                1994
                                                                                ----                ----
                     Goodwill                                                   $ 68,292           $66,333
                     Less: accumulated amortization                               (5,993)           (4,136)
                                                                               ---------          -------
                        Total                                                   $ 62,299           $62,197
                                                                                ========           =======

                     Other intangible assets                                   $   4,356          $  4,371
                     Less: accumulated amortization                               (2,513)          (2,143)
                                                                               ---------          -------
                        Total                                                  $   1,843          $ 2,228
                                                                               =========          =======

Note 7 Marketable securities
Marketable securities are summarized as follows:

                                                                                  As of March 31, 1995     As of March 31, 1994
                                                                                  --------------------     --------------------
                                                                                   Cost        Market        Cost         Market
                     (in thousands)                                               Basis        Value        Basis         Value
                     Equity securities:
                         Mutual funds                                           $    361     $    354     $     383      $    379
                         Other                                                     1,300        1,050           -             -
                     Debt securities:
                         Corporate bonds                                          28,449       26,528        27,786        25,883
                         U.S. government and government
                              agency securities                                   23,123       21,702        21,512        20,385
                         Municipal securities                                      9,871        9,542        13,236        12,781
                                                                                --------      -------       -------        ------
                      Total                                                       63,104      $59,176        62,917       $59,428
                                                                                              =======                     =======

                     Allowance for unrealized gains (losses)                      (3,928)                    (3,489)
                                                                                --------                   --------
                         Total                                                   $59,176                    $59,428
                                                                                 =======                    =======


     At March 31, 1995, scheduled maturities of marketable debt securities are as follows: one to five years, $28,622,000; five to ten years, $25,709,000; ten to fifteen years, $5,597,000; and over fifteen years, $1,516,000.

     Unrealized gains and losses by security classification are as follows:

                                                                 As of March 31, 1995                   As of March 31, 1994
                                                                 --------------------                  --------------------
                                                             Unrealized                               Unrealized
                     (in thousands)                      Gains         Losses          Net        Gains        Losses        Net
                    Equity securities:
                         Mutual funds                    $   -      $      7       $     (7)      $    -       $    4      $    (4)
                         Other                               -           250           (250)           -            -            -
                    Debt Securities:
                         Corporate bonds                     -         1,921         (1,921)           -        1,903       (1,903)
                         U.S. Government and
                            government  agency
                            securities                       -         1,421         (1,421)           -        1,127       (1,127)
                    Municipal securities                     -           329           (329)           -          455       (  455)
                                                        ------        ------         ------          ------    ------       ------

                    Total                                $   -        $3,928        ($3,928)       $   -       $3,489      ($3,489)
                                                         =====        ======        =======        ========    ======      =======

Note 8 Other assets - not current

     Other assets - not current include notes receivable from officers and directors of approximately $2.9 million and $3.0 million at March 31, 1995 and 1994, respectively. Of such notes $0.7 million bear 7.5% interest, payable annually, with principal amounts due during 2000. A note for $2.2 million is payable in monthly installments, including interest at 7.5%, with final payments due during December 2021.

Note 9 Debt

     Debt is summarized as follows:

                                                                                    As of March 31,
                     (in thousands)                                              1995              1994
                                                                                 ----              ----
                     Note payable to insurance company in annual
                         installments of $6,000 from December 1992
                         through December 1996, at interest rate of 10.02%.      $12,000           $18,000
                     Bank line of credit                                          10,000               -
                     Interest payable on debt                                        337               492
                     Other                                                           -                 157
                                                                                --------          --------
                     Total                                                        22,337            18,649
                     Less:  current portion                                      (10,337)           (6,564)
                                                                                --------          --------
                         Long term debt, excluding current portion              $ 12,000           $12,085
                                                                                ========           =======

     Interest on the note payable is due semi-annually. The note payable to the insurance company contains various restrictive provisions and covenants including the maintenance of certain minimum financial ratios and restrictions related to the payment of dividends. The Company was in compliance with or obtained waivers on restrictive covenants at March 31, 1995.

     A $25 million revolving credit line with Bank of America Illinois NA was established by the Company in December 1994. The agreement has a two year term, with two one year renewal periods and requires a 0.25% annual facility fee as well as compliance with certain financial covenants, all of which the Company complied with at March 31, 1995. Borrowings under the agreement require interest at rates equal to the prime rate or 0.375% over LIBOR, at the Company's option. $6.0 million of borrowings under the line of credit have been classified as non-current liabilities at March 31, 1995.

     Scheduled maturities of the Company's debt are as follows (in thousands):


               Year ended March 31           Amount
               -------------------           ------
                     1996                  $ 10,337
                     1997                    12,000
                                          ---------
                    Total                   $22,337
                                            =======

Note 10 Stockholders' Equity

     The Company has stock option plans under which both incentive and non-qualified options have been granted. The terminated 1983 Plan allowed for the purchase of up to 2,000,000 shares of which substantially all options have been granted. The 1991 Plan, as amended during 1994, permits the granting of options for the purchase of up to 1,950,000 shares. Exercise prices for non-qualified options may be less than market price.

     All stock options have been granted to employees and non-employees at exercise prices equal to market value on the date of each grant.

     Information concerning the Company's stock options is as follows:

                     Stock options                                     Year ended March 31,
                     -------------                             -------------------------------------
                     (in thousands, except exercise prices)   1995              1994             1993
                                                              ----              ----             ----
                  Options outstanding:
                         Number                               2,627                 2,357            2,361
                         Exercise price                $1.25-$24.75          $1.25-$24.75     $1.00-$24.75
                         Options exercisable                  1,859                 1,845            1,555
                  Options exercised:
                         Number                                 186                   491               51
                         Exercise price                $1.25-$16.00          $1.00-$ 8.25     $1.85-$13.63

     On December 31, 1992, the Board of Directors declared a dividend distribution of one preferred share purchase right ("Rights") for each outstanding share of the Company's common stock. Rights are exercisable ten days after a person, or group of affiliated persons, acquire, or initiate a tender offer for 20% or more of the outstanding common stock of the Company, or the Board of Directors of the Company determine that a person or group of affiliated persons are an Adverse Person as defined in the Rights Agreement. Upon exercise, the issued shares will have a market value equal to twice the exercise price. If the Company is involved in a merger or other business combination at any time after the Rights become exercisable, the Rights will be modified so as to entitle a holder to buy a number of shares of common stock of the surviving company having a market value of twice the exercise price of each Right. The Rights expire on December 31, 2002, unless redeemed by the Company at a price of $.01 per Right, according to the terms and definitions of the Rights Agreement. Until exercised, the Rights do not entitle the holder to any rights as a shareholder including the right to vote or receive dividends.


Note 11 Income taxes

     Elements of income tax expense (benefit), are as follows:

                                                           Fiscal year ended March 31,
                     (in thousands)                 1995             1994              1993
                                                    ----             ----              ----
                     Current:
                         Federal                   $4,556            $6,164           $3,275
                         State                      1,203             1,733              854
                                                  -------           -------          -------
                                                    5,759             7,897            4,129
                                                  -------           -------          -------
                     Deferred:
                         Federal                    1,052            (2,972)          (1,839)
                         State                        427            (1,062)            (485)
                                                  -------           -------          -------
                                                    1,479            (4,034)          (2,324)
                                                  -------           -------          -------

                               Total               $7,238            $3,863           $1,805
                                                   ======            ======           ======

     Reconciliation of the Company's actual tax rate to the U.S. Federal statutory rate is as follows:

                                                                          Fiscal year ended March 31,
                     (Rates in percents)                             1995              1994             1993
                                                                     ----              ----             ----
                     Statutory U.S. Federal rate                     35.0%           34.0%             34.0%
                     Litigation settlement                            -               6.0               -
                     State taxes,  net of federal benefit             5.9             5.2               5.0
                     Other - net                                     (1.2)            0.2               0.2
                                                                  -------         -------           -------
                                                                     39.7%           45.4%             39.2%
                                                                    =====           =====             =====

Elements of deferred income tax assets (liabilities) are as follows:

                                                                                          As of March 31,
                     (in thousands)                                                    1995             1994
                                                                                       ----             ----
                  Depreciation and amortization                                      ($3,743)         ($3,536)
                  Allowance for uncollectible accounts                                 1,788            1,925
                  Accrued expenses                                                       912            5,072
                  Accrued contract losses                                              3,752              -
                  Benefit of net operating loss carryforwards                          4,363            5,821
                  Unrealized (gains) losses on marketable securities                   1,570            1,395
                  Start up costs                                                         298              525
                  Other items                                                            837              745
                                                                                     -------         --------
                      Total                                                         $  9,777          $11,947
                                                                                    ========          =======

     Deferred tax assets include benefits estimated to be realized from the utilization of net operating loss carryforwards of $12.5 million, which expire in 2008. Tax benefits from the tax loss carryforwards, which were obtained in the acquisition of Perform (note 3) have been recorded as a reduction of goodwill. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Note 12 Legal proceedings and settlement costs

     The Securities and Exchange Commission notified the Company in 1993 that it was conducting a formal inquiry into the adequacy of the Company's financial disclosures and internal accounting controls. Diagnostek continues to cooperate fully in connection with this inquiry.

     On July 15,1994, the Company became aware of a lawsuit against it and several officers seeking Class Action status by two purported shareholders of the Company. The complaint and its subsequent amendments alleges disclosure violations in connection with the early termination of the Company's largest pharmacy management service contracts, purported concealed purchasing practices which allegedly allowed the Company to report lower costs and higher profits, and allegations related to the Company's mail service contract with the Department of Defense. Plaintiffs purport to represent a class of persons who purchased or otherwise acquired the Company's common stock from April 28, 1994 to March 24, 1995. The Company has denied any liability and intends to vigorously defend the action, although the ultimate outcome of the litigation cannot presently be determined.

     In late March 1995, eleven purported class action lawsuits were filed against the Company, its Directors and VHI seeking to enjoin the Company from consummating its previously announced merger with VHI (note 2). The lawsuits allege breach of fiduciary responsibility by the Company's Directors in approving the merger and other damages. The Company believes there is no merit to the suits and will vigorously defend the action.

     During August 1992, Diagnostek entered into a definitive merger agreement with Medco Containment Services, Inc. ("Medco"). On November 12, 1992, Medco terminated the merger agreement, and the Company initiated litigation. Medco filed a counterclaim, alleging generally that the Company had breached certain representations and warranties in the merger agreement giving rise to Medco's termination of the agreement. On March 29, 1993, Diagnostek and Medco agreed to settle the pending litigation, with neither party admitting to asserted allegations, in exchange for a payment to Medco from the Company of $3.0 million. The Company's decision to pay the settlement amount was in part based upon the Company's assessment of the likely ongoing costs and expenses associated with protracted litigation, its belief that ongoing litigation would have diverted management's full attention from the Company's daily operations and the concern that the litigation would have been disruptive to the Company's customer relationships.

     In addition during fiscal 1993, thirteen lawsuits were initiated against the Company, certain current and former officers, and certain directors on behalf of a class of purchasers of the Company's common stock, asserting damages resulting from an alleged inflation of the Company's stock price. In March 1994, the Company entered into a Stipulation of Settlement, pursuant to which it agreed to settle the thirteen consolidated shareholder class action lawsuits. The settlement consisted of the payment of $8.0 million by the Company, which was funded into an escrow account in May 1994, the payment of $5.0 million by the insurance company which provides directors and officers liability insurance to the Company and its officers and directors, and the issuance of $3.0 million of the Company's common stock (137,510 shares). The settlement did not constitute an admission by the Company and its officers and directors of any fault, liability or wrongdoing. Such amounts were recorded as accrued litigation settlement in the Company's statement of financial condition at March 31, 1994.

     Costs related to the proposed Medco merger, resultant litigation, and settlement are as follows:

                                                       Fiscal years ended March 31
                     (in thousands)             1995              1994             1993
                                                ----              ----             ----
                     Shareholder settlement   $     -           $11 ,000          $    -
                     Medco settlement               -                 -            3,000
                     Litigation costs               -              1,022           3,752
                                              -------             ------          ------
                         Total                $     -            $12,022          $6,752
                                              =======            =======          ======

     There are extensive state and Federal regulations applicable to the practice of pharmacy and, since sanctions may be imposed for violations, compliance is a significant operational requirement for the Company. Management believes that the Company and its subsidiaries are in substantial compliance with all existing statutes and regulations materially affecting the conduct of its business. Various federal and state pharmacy associations and some boards of pharmacy have attempted to promote laws or regulations directed at restricting the activities of mail service pharmacies, to the economic benefit of retail pharmacies. In addition, a number of states have laws or regulations which, if successfully enforced, would effectively limit some of the financial incentives available to third-party payors that offer managed care prescription drug programs. To the extent such laws or regulations are found to be applicable to the

Company, there is no assurance the Company could comply, and noncompliance could adversely affect the Company's integrated pharmacy service programs.

     Diagnostek and its subsidiaries are subject to various claims and lawsuits in the ordinary course of business, none of which is material.


Note 13 Commitments and contingencies

Loss contract

     On February 1, 1995, the Company's HPI subsidiary began performing under a contract with the State of New Jersey to provide unit dose medications to the state's hospital system. The Company has estimated that it will incur losses over the three year term of the contract and, in addition to losses incurred through March 31, 1995, has accrued $9,621,000 at March 31, 1995 and included such amounts in cost of sales in its Consolidated Statement of Earnings.

Rent, operating leases, and related contingent income

     Diagnostek utilizes leased facilities and equipment under non-cancelable operating leases expiring at various dates through 2002. Certain leases contain renewal and or escalation clauses. Leased medical diagnostic equipment was subleased to third parties on a fee per procedure remuneration basis. All such sublease agreements had expired at March 31, 1995.

     Total rent expense for operating leases, sublease and rental income, and contingent rental income are summarized as follows:

                                                                       Fiscal years ended March 31,
                     (in thousands)                              1995              1994             1993
                                                                 ----              ----             ----
                     Rent expense                               $4,461            $3,707           $4,544
                     Sublease and rental income                    667             1,305            3,304
                     Contingent rental income                        -               644            2,643

     Lease commitments for the next five years (in thousands) are summarized as follows:

                 Years ended March 31:            Amount
                         1996                    $2,869
                         1997                     2,498
                         1998                     2,074
                         1999                     1,547
                         2000                       641
                   Thereafter                       489

Retirement savings plan

     Substantially all of the Company's employees are covered by a defined contribution plan. In addition, certain union member employees are covered under both multi-employer defined benefit and multi-employer defined contribution plans. Contributions by Diagnostek to these plans are not material.


Note 14 Other income

     Other income includes realized gains and losses arising from marketable securities transactions calculated on a first-in first-out basis and other miscellaneous non-operating events as follows:

                                                                           Fiscal years ended March 31,
                     (in thousands)                                 1995              1994             1993
                                                                    ----              ----             ----
                     Gains on marketable securities               $  550            $3,077           $3,823
                     Losses on marketable securities                (134)             (512)          (1,212)
                     Other                                            39               212              244
                                                                 -------           -------          -------
                         Total                                    $  455            $2,777           $2,855
                                                                  ======            ======           ======

Note 15 - Related party transactions

     During fiscal 1994, the Company sold 54,000 shares of CAPX Corporation, a company whose founder, principal stockholders and officers had previously included the Chairman and Chief Executive Officer and the Executive Vice President and General Counsel of the Company. The sale resulted in a net gain of approximately $252,000.

     The Company utilizes the legal services of firms whose partners include a director of the Company. Legal fees to the firms totaled approximately $952,000, $687,000 and $2,193,000 during the years ended March 31, 1995, 1994 and 1993, respectively.


Note 16 - Financial instruments

     The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and borrowings under line of credit approximate fair value due to the short maturity periods of these instruments, as do notes receivable from officers and directors. The fair value of marketable securities is based on quoted market prices (note 7).

     The fair value of the Company's debt with an insurance company (note 9) is based on the present value of the cash flows from that debt, assuming interest rates of 8.65% and 7.75% at March 31, 1995 and 1994, respectively. Fair market value of this debt was approximately $12,176,000 and $18,620,000 at March 31, 1995 and 1994, respectively.


Note 17 Business segment information

     Financial information related to the Company's business segments and significant customers for the years ended March 31, 1995, 1994, and 1993, are summarized (in thousands) as follows.

                                                                                           Depreciation    Property,
                                                                                               and         plant and
                                                             Operating      Operating      amortization    equipment   Identifiable
                         Segment                             revenues         income         expense       additions     assets
                     1995:
                         Integrated pharmacy services         $540,070        $28,677         $3,346          $2,371      $138,976
                         Managed care pharmacy
                              services                         125,649         (2,691)         1,435           3,188        37,498
                         Corporate and other                     5,072        (10,222)           813           3,698        89,976
                                                              --------        -------       --------         -------       -------
                                                              $670,791        $15,764         $5,594          $9,257      $266,450
                                                              ========        =======         ======          ======      ========

                     1994:
                         Integrated pharmacy services         $326,420        $15,073         $2,848          $1,090      $119,846
                         Managed care pharmacy
                              services                         153,461          9,248            977             571        30,489
                         Corporate and other                     5,854         (8,854)           485           3,764        91,068
                                                              --------        -------       --------         -------       -------
                                                              $485,735        $15,467         $4,310          $5,425      $241,403
                                                              ========        =======         ======          ======      ========

                     1993:
                         Integrated pharmacy services         $240,502         $4,033         $2,365         $   668     $  84,471
                         Managed care pharmacy
                              services                         132,862          6,535          1,665             964        25,310
                         Corporate and other                     7,676         (4,427)           859             344       107,681
                                                              --------        -------       --------         -------       -------
                                                              $381,040         $6,141         $4,889          $1,976      $217,462
                                                              ========         ======         ======          ======      ========

     Total revenues from contracts with two affiliated customers (contracts terminated during September 1994) represented 6%, 17%, and 16% of the Company's consolidated revenues during fiscal 1995, 1994 and 1993, respectively.

Note 18 Quarterly Operating results (Unaudited)

     Financial information related to quarterly earnings of Diagnostek for the last two fiscal years ended March 31 is summarized below (in thousands):

                                                                    First             Second           Third             Fourth
                                                                    quarter          quarter           quarter           quarter
                     1995:
                         Revenues                                  $166,527          $169,424         $158,547          $176,293
                         Operating income                             6,582             6,567            7,225            (4,610)
                         Net earnings                                 4,187             4,472            5,005            (2,680)
                         Earnings per share                           $0.17             $0.18            $0.20            ($0.11)


                     1994:
                         Revenues                                   $96,121           $97,875         $130,886          $160,853
                         Operating income                             3,273             2,844            3,781             5,569
                         Net earnings                                 2,517             2,905            2,979            (3,764)
                         Earnings per share (1)                       $0.11           $  0.12          $  0.12            ($0.15)

                  (1)Earnings per share for four quarters does not agree to fiscal year earnings due to rounding

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     The Company's Board of Directors is divided into three classes serving staggered three-year terms, the term of one class of directors to expire each year upon the Company's annual meeting and election of directors. The directors' terms of office, together with certain information about them, are as follows:

                                                Has Been A
                                                 Director           Term          Present Position
                  Name             Age            Since            Expires        With the Company
         Class I Directors
           Miles M. Stuchin         41             1984              1995            Director
           E. Gerald Riesenbach     56             1990              1995            Director

         Class II Directors
           Julius Golden            66             1983              1996            Director
           David G. Devereaux       51             1993              1996            Director

         Class III Directors
           Nunzio P. DeSantis       44             1983              1997            Chief Executive Officer
                                                                                     and Chairman of the Board
           Courtlandt G. Miller     43             1985              1997            Director, Executive Vice
                                                                                     President, General Counsel and
                                                                                     Secretary

     Set forth  below is a  biographical  description  of each  director  of the
Company:

     Miles M. Stuchin has been the President of The Charter Capital Group, a private investment firm engaged in venture capital and real estate investment, and the President of Access Capital, Inc., a commercial finance company, for more than the past five years.

     E. Gerald Riesenbach has been a partner of Cozen and O'Connor, the Company's general counsel, since February 1995 and for more than five years prior thereto was a partner of Wolf, Block, Schorr and Solis-Cohen, which, prior to February 1995 was the Company's general counsel. Mr. Riesenbach is a director of Kleinert's, Inc., an infants' and children's apparel company and Scott Mills, Inc., a textile manufacturer.

     Julius Golden has been the President of Group West Advertising Public Relations, Inc. for more than the past five years.

     David G. Devereaux has been a Senior Vice President for MetraHealth since March 1995. From November 1993 to March 1995 he was President of Devereaux & Associates, a health care consulting company. Prior thereto Mr. Devereaux served more than 30 years in a variety of positions with CIGNA Corp., last serving as President of the Western Region for CIGNA Healthcare.

     Nunzio P. DeSantis, the Company's founder, has been Chief Executive Officer of the Company since its inception in 1983, and Chairman of the Board since March 1985. Mr. DeSantis also served as President from May 1989 to January 1994. Mr. DeSantis is a founder and, from May 1989 to June 1994, served as Chairman of the Board of CAPX Corporation, a financial services company. Mr. DeSantis also served as Chairman of the Board of Health Image Media, Inc., a development stage company, from March 1992 to June 1994. Mr. DeSantis is a Board Certified Nuclear Pharmacist and a member of the American Pharmaceutical Association and the Society of Nuclear Medicine.

     Courtlandt G. Miller has been General Counsel and Secretary of the Company since 1987 and an Executive Vice President since February 1988. Mr. Miller is a co-founder, and from May 1989 to July 1994, served as Director, Secretary and Treasurer of CAPX Corporation. He has served as Secretary and a director of Health Image Media, Inc. since March 1992 and as its Treasurer since June 1993.


Executive Officers of the Company

     The executive officers of the Company are:

                  Name                           Age                        Position with the Company
          Nunzio P. DeSantis                     44                        Chief Executive Officer and
                                                                           Chairman of the Board

          William A. Barron                      46                        President and Chief Operating Officer

          Andrew P. Masetti                      38                        Executive Vice President and
                                                                           Chief Financial Officer

          Courtlandt G. Miller                   43                        Executive Vice President,
                                                                           General Counsel and Secretary

          Arthur C. Solomon                      48                        Executive Vice President and
                                                                           Managed Care Officer

     Diagnostek's officers are elected by the Board and serve at its discretion.

     Set forth below is biographical information for those executive officers who are not also members of the Board of Directors.

     William A. Barron has served as President and Chief Operating Officer of Diagnostek since May 1994 and served as Executive Vice President and Chief Financial Officer from March 1993 to May 1994. For 23 years prior thereto, he served in various capacities with General Electric Company and its subsidiaries, last serving as Manager-Finance, GE Installation and Service Engineering from March 1989 until March 1993.

     Andrew P. Masetti has served as Executive Vice President and Chief Financial Officer since July 1994. For 14 years prior thereto, he served in various capacities with General Electric Company, last serving as Manager - Finance, Sourcing Department at GE Aerospace and subsequently served in the same position with Martin Marietta Corp. after its acquisition of this division in April 1993.

     Arthur C. Solomon has served as Executive Vice President and Managed Care Officer since January 1994. From February 1988 to January 1994, he served as President of Health Care Services, Inc., the Company's integrated pharmacy services subsidiary. Mr. Solomon has been an employee of Diagnostek since its founding in 1983.


Securities Ownership Reports

     All of the Company's directors, executive officers and 10% shareholders have complied with all reporting requirements established by Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

Compensation of Executive Officers

     The following table sets forth information concerning the annual and long-term compensation paid or accrued during the last three fiscal years to the Company's Chief Executive Officer and the Company's other four most highly compensated executive officers who served as executive officers at the end of fiscal 1995 as well as one individual who served as an executive officer during fiscal 1995.

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation                 Long-Term
                                                                           Other        Compensation
Name/Principal                                                           Annual (1)        Awards         All Other(3)
Position/Fiscal Year                          Salary         Bonus      Compensation      Options(2)     Compensation
                                                 $             $             $                #               $
                                              ------         -----       -----------      ----------      -----------
         Nunzio P. DeSantis
         Chief Executive Officer
                  - 1995                      489,406        486,695        50,871        100,000          328,667
                  - 1994                      464,420        290,290        70,684           -              66,669
                  - 1993                      404,490        250,000          -           795,000          567,505

         Courtlandt G. Miller
         Executive Vice President
         and General Counsel
                  - 1995                      285,828         49,413          -            25,000           90,290
                  - 1994                      301,717          9,748          -              -              33,869
                  - 1993                      252,004         85,000          -           345,000          158,294

         William A. Barron (4)
         President and
         Chief Operating Officer
                  - 1995                      196,387         64,763          -            90,000           16,979
                  - 1994                      127,905         52,429          -              -               9,032
                  - 1993                        -              -              -            60,000           50,000

         Andrew P. Masetti (4)
         Executive Vice President
         and Chief Financial Officer
                  - 1995                      91,183          28,953          -            65,000          70,456
                  - 1994                       -               -              -              -               -
                  - 1993                       -               -              -              -               -

         Arthur C. Solomon
         Executive Vice President
         and Managed Care Officer
                  - 1995                      153,797         23,953          -            25,000          6,218
                  - 1994                      141,953          3,581        28,760           -             6,218
                  - 1993                      103,632          5,447          -           100,000          6,218

         Robert W. Field (4)
         Executive Vice President
         and Sales Officer
                  - 1995                      161,901            -            -              -           266,453
                  - 1994                       69,967           55,000        -           100,000           -
                  - 1993                        -                -            -              -              -
              -------------------

Notes on following page




(1) Except as reflected in the table, the dollar value did not exceed, for each named officer, the lesser of $50,000 or ten percent of such officer's total annual salary and bonus for any fiscal year. Mr. DeSantis' compensation for fiscal 1995 and 1994 included $36,000 for an automobile allowance. Mr. Solomon's compensation for fiscal 1994 included an expense allowance of $26,250.

(2) Mr. DeSantis's 1993 amount includes options to purchase 300,000 shares which were terminated by agreement in connection with negotiation of a subsequently aborted merger and options to purchase 195,000 shares granted in prior fiscal years and repriced in 1993. Mr. Miller's 1993 amount includes options to purchase 100,000 shares which were terminated by agreement in connection with negotiation of a subsequently aborted merger and options to purchase 145,000 shares granted in prior fiscal years and repriced in 1993. Mr. Solomon's 1993 amount includes options to purchase 85,000 shares which were terminated by agreement in connection with negotiation of a subsequently aborted merger and options to purchase 15,000 shares granted in prior fiscal years and repriced in 1993.

(3) Fiscal 1995 amounts include a relocation allowance for Mr. Masetti ($65,000) and a severance payment for Mr. Field ($250,000). Fiscal 1993 amounts for Mr. Barron consisted of a relocation allowance. Remaining fiscal 1995, 1994 and 1993 amounts consist primarily of premiums paid for split dollar life insurance policies, which will be refunded to the Company on policy termination.

(4) Mr. Barron joined the Company in March 1993 and Mr. Masetti joined the Company in July 1994. Mr. Field resigned from the Company in December 1994.


Option Grants In Fiscal 1995

     The following table sets forth certain information with respect to stock options granted during the last fiscal year to the executive officers named in the Summary Compensation Table.

                                                  Percent of                                 Potential Realizable
                                                Total Options                                   Value at Assumed
                                                  Granted to                                  Annual Rates of Stock
                                                  Employees          Exercise                 Price Appreciation for
                                     Options      in Fiscal           Price       Expiration     Option Term (2)
         Name                       Granted(1)      Year            ($/share)        Date        5%         10%
         ----                      ----------       ----            ---------        ----        --         ---
         Nunzio P. DeSantis          100,000        14.5%            15.25         1/05/05     959,073   2,430,393
         Courtlandt G. Miller         25,000         3.6%            15.25         1/05/05     239,768     607,598
         William A. Barron            40,000         5.8%            19.25         5/06/04     484,253   1,227,149
         William A. Barron            50,000         7.2%            15.25         1/05/05     479,536   1,215,196
         Andrew P. Masetti            40,000         5.8%            23.25         6/14/04     584,877   1,482,141
         Andrew P. Masetti            25,000         3.6%            15.25         1/05/05     239,768     607,598
         Arthur C. Solomon            25,000         3.6%            15.25         1/05/05     239,768     607,598
         ----------------------

(1) The Company has not granted any stock appreciation rights. Option grants vest one-third on each anniversary except for Mr. Barron's option grant of 40,000 Common Shares, which vest immediately, and Mr. Masetti's option grant of 40,000 Common Shares, which vest one-fourth on each anniversary.

2) Dollar amounts used in these columns are the results of calculations required by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the stock price. All amounts are reported net of option exercise price before any taxes associated with exercise.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

     The following table sets forth the number of shares for which stock options were exercised by the executive officers named in the Summary Compensation Table during the last fiscal year, the value realized, the number of shares for which options were outstanding and the value of those options as of the fiscal year end.

                                                                                              Dollar value of
                                                                                               Unexercised
                                                                               Number          in-the-money
                                                                            Options at          Options at
                                                                          Fiscal Year End     Fiscal Year End
                                  Shares Acquired           Value          Exercisable /       Exercisable /
                  Name            on Exercise (#)       Realized(1)($)    Unexercisable(#)   Unexercisable (2)($)
         Nunzio P. DeSantis          19,205                252,066       804,160/100,000     12,324,560/ 512,500
         Courtlandt G. Miller         -                      -           345,000/ 25,000      5,103,125/ 128,125
         William A. Barron            -                      -            76,000/ 74,000        526,500/ 577,250
         Andrew P. Masetti            -                      -            -     / 65,000         -     / 128,125
         Arthur C. Solomon            -                      -            15,000/ 25,000        196,875/ 128,125
         Robert W. Field              -                      -            60,000/    -          262,500/ -
         -----------------------------------

(1) Calculated by subtracting the exercise price from the closing market price of the shares on the date of exercise.

(2) Calculated by subtracting the exercise price from fair market value of shares at March 31, 1995.

Employment Agreements

     Nunzio P. DeSantis - In October 1990, the Company and Mr. DeSantis entered into a revised employment agreement (the "DeSantis Agreement"). The term of the DeSantis Agreement began October 1, 1990 and expires on March 31, 1996. Under the DeSantis Agreement, for his services as the Chairman of the Board and Chief Executive Officer of the Company, Mr. DeSantis receives a base annual salary of $400,000, which base amount is increased annually to reflect cost of living increases. In addition, beginning with the fiscal year ended March 31, 1992, Mr. DeSantis became entitled to receive an annual incentive bonus (the "Incentive Bonus") equal to 10% of the amount, if any, by which the "Annual Income" of the Company (as defined below) in the year for which the bonus is being paid exceeds 125% of the prior year Base Income (as defined below). As used in the DeSantis Agreement and the other Employment Agreements described below, the term "Annual Income" means the consolidated income of the Company, after deduction of state and Federal income taxes but without giving effect to any non-recurring gains or losses. In the DeSantis Agreement, "Base Income" for each year is equal to 125% of the preceding year Base Income, with the initial Base Income for the agreement being equal to the Annual Income of the Company for fiscal 1991. Notwithstanding the foregoing, Mr. DeSantis will be paid an annual minimum Incentive Bonus of $250,000 and in no event will the Incentive Bonus paid to him exceed $1,500,000 in any fiscal year. Pursuant to the Incentive Bonus formula, Mr. DeSantis received an Incentive Bonus of $250,000 for services rendered in fiscal 1995, 1994 and 1993. In the event of employment termination without cause, the DeSantis Agreement provides for a lump sum severance payment approximately equal to three times base salary. The DeSantis Agreement provides that during its term and for a period of two years after termination for any reason whatsoever, Mr. DeSantis cannot compete with respect to any business activities carried on by the Company.

     Mr. DeSantis has entered into a Consulting Agreement dated as of March 27, 1995, as amended on June 4, 1995, (the "Consulting Agreement") to provide consulting services to Diagnostek and its affiliates, effective only upon consummation of the Merger. Under the Consulting Agreement, Mr. DeSantis will provide consulting services for a five year term commencing on the effective date of the Merger in return for a $120,000 per year consulting fee and the continued payment of premiums for certain split dollar life insurance policies at the levels that Diagnostek had previously been funding, but not to exceed $327,000 per year. Diagnostek has the right to receive from the proceeds of such policies the full amount of the premiums paid by Diagnostek. In the event that the Merger is consummated, Mr. DeSantis will also receive an option to purchase up to 350,000 shares of VHI Common Stock with an exercise price equal to the closing price of the VHI Common Stock on the New York Stock Exchange on the effective date of the Merger. The option will vest and become exercisable in five equal annual installments commencing on January 1, 1996.

     Value Health and Diagnostek also entered into an Agreement Not to Compete with Mr. DeSantis, dated as of March 27, 1995, as amended on June 4, 1995, (the '"Agreement Not to Compete") effective only upon consummation of the Merger. Under the Agreement Not to Compete, Mr. DeSantis has, for a ten-year period commencing on the effective date of the Merger, agreed, among other things, (i) not to compete with any of the businesses engaged in by VHI or Diagnostek as of the date of the Merger Agreement and (ii) that he will not solicit, or otherwise intentionally interfere with, VHI's or Diagnostek's employees or customers. Diagnostek will pay Mr. DeSantis $3.5 million in return for his covenants payable on January 1, 1996.

     The Consulting Agreement provides that if Mr. DeSantis is required to pay any excise taxes, an additional payment would be made to Mr. DeSantis such that the amount he receives after payment of such excise taxes plus any interest or penalties thereon (and any excise and income tax payable in respect of such additional amount) would equal the amount he was to have received under the Consulting Agreement, the Agreement Not to Complete and his existing employment agreement before the imposition of the excise tax.

     Courtlandt G. Miller - In December 1994, the Company and Mr. Miller entered into an employment agreement (the "Miller Agreement"). The term of the Miller Agreement began September 1, 1994 and expires on September 1, 1999. Under the Miller Agreement, for his services as Executive Vice President and General Counsel of the Company, Mr. Miller receives a base annual salary of $300,000, which base amount is increased annually by 4%. Beginning with the fiscal year ended March 31, 1995, Mr. Miller is entitled to receive an annual incentive bonus equal to 30% of his current base salary, if the Annual Income of the Company exceeds 135% of the Base Income (defined below) for the immediately preceding year. "Base Income" for each year is equal to 135% of the preceding year Base Income with the initial Base Income equal to Annual Income of the Company for fiscal 1994. Notwithstanding the foregoing, Mr. Miller will be paid an annual minimum incentive bonus of $30,000. Pursuant to the Incentive Bonus formula, Mr. Miller received an Incentive Bonus of $30,000 for services rendered in fiscal 1995. In the event of employment termination by the Company without cause or by Mr. Miller in the event of a Termination Event (defined in the agreement as relating to a change in control of the Company), the Miller
Agreement provides for a lump sum severance payment equal to two years' compensation. In addition, the Company is to fully fund certain life insurance policies of Mr. Miller and his spouse. The Miller Agreement provides that during its term and for a period of two years after termination for any reason whatsoever, Mr. Miller cannot compete with respect to any business activities carried on by the Company.

     William A. Barron - In March 1993, the Company and Mr. Barron entered into an employment agreement (the "Barron Agreement"). The term of the Barron Agreement began March 15, 1993 and expires on March 15, 1998. Under the Barron Agreement, for his services as Executive Vice President and Chief Financial Officer of the Company, Mr. Barron received a base annual salary of $125,000, which base amount is increased annually by 4%. In connection with Mr. Barron being named President and Chief Operating Officer in May 1994, and as subsequently amended in December 1994, his base annual salary was increased to $180,000. Beginning with the fiscal year ended March 31, 1994, Mr. Barron became entitled to receive an annual incentive bonus equal to 30% of his current base salary, if the Annual Income of the Company exceeds 135% of the Base Income for the immediately preceding year, with the Base Income for fiscal 1994 being equal to Annual Income for Fiscal 1993, the Base Income for fiscal 1995 being equal to Annual Income for fiscal 1994, and Base Income for all subsequent years being equal to 135% of each preceding year's Base Income. Notwithstanding the foregoing, Mr. Barron will be paid an annual minimum incentive bonus of $20,000. Pursuant to the Incentive Bonus formula, Mr. Barron received an Incentive Bonus of $20,000 and $39,000 for services rendered in fiscal 1995 and 1994, respectively. In the event of employment termination by the Company without cause or by Mr. Barron in the event of a Termination Event (defined in the agreement as relating to a change in control of the Company), the Barron
Agreement provides for a lump sum severance payment equal to two years' compensation. The Barron Agreement provides that during its term and for a period of two years after termination for any reason whatsoever, Mr. Barron cannot compete with respect to any business activities carried on by the Company.

     Andrew P. Masetti - In July 1994, the Company and Mr. Masetti entered into an employment agreement (the "Masetti Agreement") which was subsequently amended in December 1994. The term of the Masetti Agreement began June 30, 1994 and expires on June 30, 1999. Under the Masetti

Agreement, for his services as Executive Vice President and Chief Financial Officer of the Company, Mr. Masetti receives a base annual salary of $125,000, which base amount is increased annually by 4%. Beginning with the fiscal year ended March 31, 1995, Mr. Masetti is entitled to receive an annual incentive bonus equal to 30% of his current base salary, if the Annual Income of the Company exceeds 135% of the Base Income (defined above - See Miller Agreement) for the immediately preceding year. Notwithstanding the foregoing, Mr. Masetti will be paid an annual minimum incentive bonus of $20,000. Pursuant to the Incentive Bonus formula, Mr. Masetti received an Incentive Bonus of $20,000 for services rendered in fiscal 1995. In the event of employment termination by the Company without cause or by Mr. Masetti in the event of a Termination Event (defined in the agreement as relating to a change in control of the Company), the Masetti Agreement provides for a lump sum severance payment equal to one years' compensation. The Masetti Agreement provides that during its term and for a period of one year after termination for any reason whatsoever, Mr. Masetti cannot compete with respect to any business activities carried on by the Company.

     Arthur C. Solomon - In December 1994, the Company and Mr. Solomon entered into an employment agreement (the "Solomon Agreement"). The term of the Solomon Agreement began December 1, 1994 and expires on December 1, 1999. Under the Solomon Agreement, for his services as Executive Vice President of the Company, Mr. Solomon receives a base annual salary of $135,000, which base amount is increased annually, beginning January 1, 1995, by 4%. Beginning with the fiscal year ended March 31, 1995, Mr. Solomon is entitled to receive an annual incentive bonus equal to 30% of his current base salary, if the Annual Income of the Company exceeds 135% of the Base Income (defined above - see Miller Agreement) for the immediately preceding year. Notwithstanding the foregoing, Mr. Solomon will be paid an annual minimum incentive bonus of $15,000. Pursuant to the Incentive Bonus formula, Mr. Solomon received an Incentive Bonus of $15,000 for services rendered in fiscal 1995. In the event of employment termination by the Company without cause or by Mr. Solomon in the event of a Termination Event (defined in the agreement as relating to a change in control of the Company), the Solomon Agreement provides for a lump sum severance payment equal to two years' compensation. The Solomon Agreement provides that during its term and for a period of two years after termination for any reason whatsoever, Mr. Solomon cannot compete with respect to any business activities carried on by the Company.

Savings Plan

     The Company sponsors an Employee's Savings Plan ("Savings Plan") which is designed to comply with Section 401(k) of the Internal Revenue Code ("Code"). The Savings Plan provides retirement and other benefits for the Company's employees who have been employed for at least six months with 1,000 hours of accredited service and who are at least 21 years of age. Under the Savings Plan, each employee who participates may contribute up to the lesser of 20% of his or her cash compensation or the maximum amount that may be contributed under Code rules ($9,240 for 1994). As a savings incentive, the Savings Plan further provides that the Company may make a matching contribution equal to a certain percentage of amounts contributed by an employee, which percentage is set and determined on a yearly basis by the trustees of the Savings Plan, Messrs. DeSantis and Miller. Under the Savings Plan, amounts contributed by employees are at all times fully vested and nonforfeitable, and matching contributions fully vest over a five year period based upon the participant's years of service to the Company.

     No amounts were contributed by the Company to the Savings Plan during the fiscal year ended March 31, 1995.

Compensation of Directors

     The Company pays to each of its directors $2,500 for each meeting attended. In addition, in accordance with automatic formula provisions applicable to members of the Stock Option Committee under the Company's 1991 Stock Option Plan, options to purchase 20,000 shares of Common Stock, at an exercise price of $15.50 (fair market value on the grant date), were granted to each of Messrs. Stuchin and Riesenbach during Fiscal 1995.

Compensation Committee Interlocks and Insider Participation

     Mr. Riesenbach, a director of the Company, was a partner of the law firm of Cozen & O'Connor since February 1, 1995, and prior thereto, a partner of the law firm of Wolf, Block, Schorr and Solis-Cohen, each of which provides legal services to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of June 5, 1995 information regarding the beneficial ownership of the Common Stock (i) by each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) by each director of the Company, (iii) by each executive officer named in the Summary Compensation Table elsewhere in this statement, and (iv) by all directors and executive officers as a group.

                                                                       Amount and
                                                                        Nature of
                                                                       Beneficial             Percentage of
         Name of Beneficial Owner                                     Ownership (1)            Common Stock
         ------------------------                                    -------------             ------------
         Nunzio P. DeSantis (2)....................................     1,577,213                  6.3%
         Julius Golden (3).........................................       149,776                     *
         Courtlandt G. Miller (4) .................................       461,318                  1.9%
         Miles M. Stuchin (5)......................................       284,841                  1.2%
         E. Gerald Riesenbach (6)..................................        85,000                     *
         David G. Devereaux (7)....................................        12,500                     *
         William A. Barron  (8)....................................        76,000                     *
         Andrew P. Masetti (9).....................................        10,400                     *
         Arthur C. Solomon (10)....................................        54,455                     *
         Robert W. Field (11)......................................        60,000                     *
         Snyder Capital Management, Inc (12).......................     1,215,650                  5.0%
         Dietche & Field Advisers, Inc. (13).......................     1,564,300                  6.4%
         Roxbury Capital Management (14)...........................     1,373,425                  5.7%
         All directors and executive officers as a group
                  (9 persons) (2)(3)(4)(5)(6)(7)(8)(9)(10)(15).....     2,711,503                 10.5%
         ----------------------------------------

         * less than one percent

(1) Except as otherwise noted, each person listed has sole voting and investment power with regard to shares set forth opposite such person's name.

(2) Mr. DeSantis' address is c/o 4500 Alexander Blvd. N.E., Albuquerque, NM 87107. Includes 725,000 shares held in a family trust as to which Mr. DeSantis and his wife are co-trustees and 804,160 shares issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(3) Includes 100,000 shares issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(4) Includes 116,000 shares held in joint tenancy with Mr. Miller's wife and 345,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days.

(5) Includes 9,266 shares held in joint tenancy with Mr. Stuchin's wife and 85,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days. Does not include 90,000 shares held by Mr. Stuchin's wife, as to which he disclaims beneficial ownership.

(6) Represents 85,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days.

(7) Represents 12,500 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days.

(8) Represents 76,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days. Does not include 1,250 shares held by Mr. Barron's immediate family, as to which he disclaims beneficial ownership.




(9) Includes 10,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days.

(10) Includes 15,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days.

(11) Mr. Field resigned as an officer of the Company in December 1994. Includes 60,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days.

(12) Based upon information filed on Schedule 13G as of December 31, 1994. Snyder Capital Management, Inc.'s address is 350 California Street, Suite 1460, San Francisco, California, 94104.

(13) Based upon information filed on Schedule 13G as of December 31, 1994. Dietche & Field Advisers, Inc.'s address is 437 Madison Avenue, New York, New York 10017.

(14) Based upon information filed on Schedule 13G as of December 31, 1994. Roxbury Capital Management's address is P.O. Box 2213, Santa Monica, California 90407-1436

(15) In the event the Merger is approved, all options granted under the 1991 Stock Option Plan will become vested, which will result in options held by executive officers held as a group for an additional 331,500 shares becoming exercisable.


Item 13. Certain Relationships and Related Transactions

     In connection with the construction of a new residence, Mr. DeSantis borrowed funds from the Company. The largest aggregate amount of Mr. DeSantis' indebtedness, including interest during the fiscal year ended March 31, 1995 was $2,244,678. As of June 5, 1995, Mr. DeSantis' indebtedness to the Company totaled $2,225,207. The indebtedness, which is evidenced by a promissory note and mortgage, bears interest at the rate of 7.5% per annum and is repayable over 30 years ending December 1, 2021. The disinterested members of the Board approved such loan.

     In connection with the purchase of a residence, Mr. Miller borrowed funds from the Company during 1990. The largest aggregate amount of Mr. Miller's indebtedness, including interest during the fiscal year ended March 31, 1995 was $384,934. As of June 5, 1994, Mr. Miller's indebtedness to the Company totaled $334,685. The indebtedness, which is evidenced by a promissory note, bears interest at the rate of 7.5% per annum and is repayable in 1998. The disinterested members of the Board approved such loan.

     In connection with the purchase of personal investments, Mr. Duke Rodriguez, the Company's former President and Chief Operating Officer, borrowed funds from the Company during March 1993. The largest aggregate amount of Mr. Rodriguez's indebtedness, including interest during the fiscal year ended March 31, 1995 was $93,677. Mr. Rodriguez repaid this indebtedness, including interest in June 1994. The indebtedness, which was evidenced by a promissory note, required interest at the rate of 7.5% per annum.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements of Diagnostek, Inc. and its subsidiaries are included in Part II, Item 8 of this report, and include:
         - Independent Auditors' Report
         - Consolidated Statement of Earnings for years ended March 31, 1995, 1994, and 1993
         - Consolidated Statement of Financial Position as of March 31, 1995 and 1994
         - Consolidated Statement of Cash Flows for years ended March 31, 1995, 1994 and 1993
         - Consolidated Statement of Changes in Stockholders' Equity for years ended March 31, 1995, 1994, and 1993
         - Notes to Consolidated Financial Statements

     2. Consolidated Financial information for the years ended March 31, 1995, 1994, and 1993 as follows, together with the independent auditors' report thereon:

         - Schedule II: Valuation and Qualifying accounts

          All other schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.


3. Exhibits:

Number         Contents

3.1 Diagnostek, Inc. Certificate of Incorporation as Amended (incorporated herein by reference to previously filed exhibit to Annual Report on Form 10-K for the year ended March 31, 1991)

3.2 Diagnostek, Inc. By-Laws (incorporated herein by reference to previously filed exhibit to Registration Statement on Form S-1 or amendments thereto (Registration No. 2-86210))

*10.1 Diagnostek 1983 Non-qualified and Incentive Stock Option Plan and Form of Incentive Stock Option (incorporated herein by reference to previously filed exhibit to Registration Statement on Form S-1 or amendments thereto (Registration No. 2-86210))

10.2 Note Agreement with Metropolitan Life Insurance Company dated December 28, 1989. (incorporated herein by reference to previously filed exhibit to Annual Report on Form 10-K for the year ended March 31, 1991)

10.3 Revolving Credit and Term Loan Agreement with Bank of America Illinois NA dated December 22, 1994. (incorporated herein by reference to previously filed exhibit to Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.4 Agreement dated September 7, 1990 by and among Diagnostek, Inc., Health Care Services Inc., Rite Aid Corporation, RxChoice, Inc., and Rx USA, Inc. (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated October 1, 1990).

*10.5 Employment agreement dated October 1, 1990 between Nunzio P. DeSantis and the Registrant (incorporated herein by reference to previously filed exhibit to Annual Report on Form 10-K dated for the year ended March 31,
        1991)

*10.6 Diagnostek, Inc. 1991 Stock Option Plan, as amended (incorporated herein by reference to previously filed exhibit to Registration Statement on Form S-8 (Registration No. 33-85700)

10.7 Rights agreement dated December 31, 1992 between Diagnostek, Inc. and American Stock Transfer and Trust Company (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K filed December 31, 1992).

10.8 Agreement dated October 25, 1993 by and among Diagnostek, Inc., Diagnostek Pharmacy, Inc., Chronitech Health Services, Inc., Calmora Pharmacies, Inc. and stockholders of Chronitech Health Services, Inc. (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated November 8, 1993).

10.9 Agreement dated October 29, 1993 by and among Diagnostek, Inc., Jefasa Investments, Inc., and Heritage Investments Co., Ltd. (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated November 8, 1993).

10.10 Release and termination agreement dated June 1, 1994 among Diagnostek, Inc., Diagnostek Pharmacy, Inc., Calmora Corporation (formerly known as Chronitech Health Services, Inc.), Calmora Pharmacies, Inc., Paul Morabito and Gloria Morabito (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated June 9,
        1994).

*10.11 Employment agreement dated December 1, 1994 between Courtlandt G. Miller and the Registrant

*10.12 Employment agreement dated December 1, 1994 between William A. Barron and the Registrant

*10.13 Employment agreement dated December 1, 1994 between Andrew P. Masetti and the Registrant

*10.14 Employment agreement dated December 1, 1994 between Arthur C. Solomon and the Registrant

10.15 Agreement and Plan of Merger dated as of March 27, 1995 among Value Health, Inc., VHI Merger-Sub. Corporation, and Diagnostek, Inc. (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated March 27, 1995).

*10.16 Consulting Agreement dated as of March 27, 1995 among Value Health, Inc., Diagnostek, Inc. and Nunzio P. DeSantis (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated March 27, 1995).

*10.17 Agreement not to Compete dated as of March 27, 1995 among Value Health, Inc., Diagnostek, Inc. and Nunzio P. DeSantis (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated March 27, 1995).

10.18 First Amendment to Agreement and Plan of Merger, dated as of June 4, 1995, by and among VHI, VHI Sub and the Registrant (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated June 8, 1995).

10.19 Letter dated June 4, 1995 from VHI to the Registrant (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated June 8, 1995).

*10.20 Letter dated June 4, 1995 from Registrant to Nunzio P. DeSantis (incorporated herein by reference to previously filed exhibit to Current Report on Form 8-K dated June 8, 1995).

11.1    Statement on computation of primary and fully diluted earnings per share

21.1    Subsidiaries of Registrant

23.1    Independent Auditors' Consent

27.1    Financial Data Schedule

        * Management Contract or Compensatory Plan or Arrangement Required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this report.

     Registrant will furnish to any stockholder, upon written request, any exhibit listed in Section (a) 3 above upon payment by such stockholder of registrant's reasonable expenses in furnishing any such exhibit.


     (b) The Company filed the following current reports on Form 8-K under the Securities Exchange Act of 1934 during the quarter ended March 31, 1995.

               Current Report on Form 8-K dated March 27, 1995 to announce the Agreement and Plan of Merger dated as of March 27, 1995 among Value Health, Inc., VHI Merger-Sub. Corp., and Diagnostek, Inc.

               Current Report on Form 8-K dated June 8, 1995 to announce the Amendment to Agreement and Plan of Merger dated as of March 27, 1995 among Value Health, Inc., VHI Merger-Sub. Corp., and Diagnostek, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Diagnostek, Inc. has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized, in the City of Albuquerque and State of New Mexico on the 12th day of June, 1995

                                            DIAGNOSTEK, INC.


                                            \s\ Nunzio P. DeSantis
                                            Nunzio P. DeSantis
                                            Chairman of the Board of Directors,
                                            Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the 12th day of June, 1995:


\s\ Julius Golden                  \s\ Nunzio P. DeSantis
    Julius Golden                      Nunzio P. DeSantis
    Director                           Chairman of the Board
                                       of Directors,
                                       Chief Executive Officer, and Director


\s\ Miles M Stuchin                \s\ William A. Barron
    Miles M. Stuchin                   William A. Barron
    Director                           President, Chief Operating  Officer



\s\ E. Gerald Riesenbach           \s\ Courtlandt G. Miller
    E. Gerald Riesenbach               Courtlandt G. Miller
    Director                           Executive Vice President
                                       General Counsel, Director and Secretary



\s\ David G. Devereaux             \s\ Andrew P. Masetti
    David G. Devereaux                 Andrew P. Masetti
    Director                           Executive Vice President,
                                       Chief Financial Officer

                       DIAGNOSTEK, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS
                  FINANCIAL STATEMENTS AND RELATED INFORMATION



The following financial statements of Diagnostek, Inc. and its subsidiaries are included in Part II, Item 8, pages 15 through 29 of this report, and include:

     -  Report of Independent Auditors
     - Consolidated Statement of Earnings for years ended March 31, 1995, 1994, and 1993
     -  Consolidated  Statement of  Financial  Position as of March 31, 1995 and
        1994
     - Consolidated Statement of Cash Flows for years ended March 31, 1995, 1994 and 1993
     - Consolidated Statement of Changes in Stockholders' Equity for years ended March 31, 1995, 1994, and 1993
     -  Notes to Consolidated Financial Statements

     The following supplemental schedule and related information for the years ended March 31, 1995, 1994, and 1993 together with the independent auditors' report thereon, are included on pages 44 and 45 of this report:

     -  Schedule II: Valuation and Qualifying accounts

                          Independent Auditors' Report




To Stockholders and the Board of Directors
Diagnostek, Inc.


Under date of June 5, 1995, we reported on the Consolidated Statement of Financial Condition of Diagnostek, Inc. and subsidiaries as of March 31, 1995 and 1994, and the related Consolidated Statements of Earnings, Changes in Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended March 31, 1995, as contained in Part II, Item 8 of Diagnostek, Inc.'s March 31, 1995 Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related supplementary financial statement Schedule II. This supplementary financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this supplementary financial statement schedule based on our audits.

In our opinion, such supplementary financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                           KPMG Peat Marwick LLP

Albuquerque, New Mexico
June 5, 1995

                                                                     Schedule II

                       DIAGNOSTEK, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                   Years ended March 31, 1995, 1994, and 1993

                  (Amounts in thousands)
                                                  Balance          Charged            Charged        Deduction           End of
                                                at beginning      to costs           to other        (amounts            period
                                                 of period       & expenses          accounts       written off)        balance
                  Allowance for Uncollectible
                  Accounts Receivable

                  March 31, 1995                   $ 3,274          $ 1,865           $   -            $ 1,652           $ 3,487

                  March 31, 1994                   $ 2,879          $ 1,575           $   238 (1)      $ 1,418           $ 3,274

                  March 31, 1993                   $ 1,093          $ 6,137           $   -            $ 4,351           $ 2,879


                  Allowance for Uncollectible
                  Other Accounts Receivable (2)

                  March 31, 1995                   $ 1,478          $  (162)          $   -            $   367           $   949

                  March 31, 1994                   $   980          $ 1,278           $   -            $   780           $ 1,478

                  March 31, 1993                   $   -            $   980           $   -            $   -             $   980

                  (1) Balances at acquisition
                  (2) Included in Other Receivables (net) in Statement of Financial Position

                                 EXHIBIT INDEX

10.11 Employment agreement dated December 1, 1994 between Courtlandt G. Miller and the Registrant

10.12 Employment agreement dated December 1, 1994 between William A. Barron and the Registrant

10.13 Employment agreement dated December 1, 1994 between Andrew P. Masetti and the Registrant

10.14 Employment agreement dated December 1, 1994 between Arthur C. Solomon and the Registrant

11.1    Statement on computation of primary and fully diluted earnings per share

21.1    Subsidiaries of Registrant

23.1    Independent Auditors' Consent

27.1    Financial Data Schedule