Form 10-K405/A
period 1995-03-31
DIAGNOSTEK INC
filed 1995-06-28
CIK 726606

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                  FORM 10-K/A
                              --------------------

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

     In November 1994, the Company entered into a one year agreement (with two one year options) with the U.S. Department of Defense ("DOD") to provide mail pharmacy services to CHAMPUS beneficiaries. The DOD request for proposal stated that the respondent should assume that there would be approximately 2.0 million prescriptions filled annually under the contract and the Company used this figure to anticipate the revenues to be generated under the contract. The Company commenced providing services under the contract in November, 1994. The volume of prescriptions filled under this contract has to date grown to approximately 28,000 prescriptions per month. Because the prescription volume to date under the CHAMPUS contract is substantially lower than the assumed number provided by DOD in its request for proposal, the Company expects that the revenues under this contract will be substantially less than anticipated based on DOD's assumptions. Revenues under the CHAMPUS contract increased from less than $100,000 in November 1994 to approximately $1.0 million in May 1995 with total revenues of approximately $3.8 million for the first seven months of operations under the contract. Since it is not possible to predict the number of prescriptions that will be filled under the contract in the future, no assurance can be given as to the amount of revenues that will be realized by the Company under the CHAMPUS contract.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Diagnostek, Inc. has duly caused this Amendment to be signed in its behalf by the undersigned, thereunto duly authorized, in the City of Albuquerque and State of New Mexico on the 28th day of June, 1995

                                            DIAGNOSTEK, INC.


                                         \s\ Nunzio P. DeSantis
                                         Nunzio P. DeSantis
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant in the capacities on the 28th day of June, 1995:


\s\ Julius Golden                       \s\ Nunzio P. DeSantis
    Julius Golden                           Nunzio P. DeSantis
    Director                                Chairman of the Board
                                            of Directors,
                                            Chief Executive Officer, and
                                            Director


\s\ Miles M. Stuchin                    \s\ William A. Barron
    Miles M. Stuchin                        William A. Barron
    Director                                President, Chief Operating  Officer



\s\ E. Gerald Riesenbach
    E. Gerald Riesenbach                    Courtlandt G. Miller
    Director                                Executive Vice President
                                            General Counsel, Director and
                                            Secretary



                                        \s\ Andrew P. Masetti
    David G. Devereaux                      Andrew P. Masetti
    Director                                Executive Vice President,
                                            Chief Financial Officer