Form 10-Q
period 1995-06-30
DIAGNOSTEK INC
filed 1995-08-14
CIK 726606

====================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q
                               ------------------


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 1995

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
                             ----------------------
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

               Registrant's telephone number,including area code:
                                 (505)345-8080
                               -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES _x_ NO___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date

        Common Stock, $.01 par value                24,437,906 shares
        ----------------------------               ------------------
                 Class                         Outstanding at July 27, 1995

                       Diagnostek, Inc. and Subsidiaries
                                   Form 10-Q

                                     Index

              Item                                                         Page

Part I   Financial information

         Consolidated Statement of Earnings                                  2

         Consolidated Statement of Financial Position                        3

         Consolidated Statement of Cash Flows                                4

         Notes to Consolidated Financial Statements                          5

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

Part II  Other information

         Legal Proceedings                                                  13

         Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  16

                         Part I - Financial Information

                       Diagnostek, Inc. and Subsidiaries
                       Consolidated Statement of Earnings

Unaudited
(In thousands, except per share amounts)

                                                                Three month period
                                                                   ended June 30
                                                              1995               1994
                                                              ----               ----
Revenue                                                      $182,882           $166,527
Costs and expenses
         Cost of sales                                        163,618            149,383
         Selling and marketing                                  2,455              2,746
         General and administrative                             8,392              7,816
                                                            ---------          ---------
              Total operating expenses                        174,465            159,945
                                                            ---------          ---------

Operating income                                                8,417              6,582

Other income (expense):
         Interest income                                        1,022              1,042
         Interest expense                                        (447)              (516)
         Other                                                     22               (103)
                                                            ---------          ---------

Earnings before income taxes                                    9,014              7,005

Provision for income taxes                                      3,651              2,818
                                                            ---------          ---------

Net earnings                                                $   5,363          $   4,187
                                                            =========          =========

Weighted average number of common and
     common equivalent shares outstanding                      25,493             25,254

Net earnings per common and common
     equivalent share                                          $ 0.21             $ 0.17


See accompanying Notes to Consolidated Financial Statements.

                                         Diagnostek, Inc. and Subsidiaries
                                   Consolidated Statement of Financial Position
Unaudited
(Dollars in thousands, except  share amounts)

                                                                             June 30, 1995           March 31,1995
Assets
Current assets
         Cash and cash equivalents                                           $    11,366               $   4,149
         Trade receivables-net (Note 3)                                           56,054                  55,984
         Other receivables                                                        12,106                  13,593
         Inventories                                                              27,223                  28,966
         Deferred income taxes                                                     5,441                   6,514
         Other assets                                                              2,159                   1,787
                                                                                 -------                --------
              Total current assets                                               114,349                 110,993
Property, plant, and equipment - net (Note 4)                                     22,580                  22,951
Goodwill - net (Note 5)                                                           61,809                  62,299
Other intangible assets - net (Note 6)                                             1,754                   1,843
Marketable securities - net (Note  7 )                                            61,908                  59,176
Deferred income taxes                                                              2,168                   3,263
Other assets - not current (Note 8)                                                5,757                   5,925
                                                                                --------                --------
              Total assets                                                      $270,325                $266,450
                                                                                ========                ========

Liabilities and Stockholders' Equity
Current liabilities
         Current portion of long-term debt (Note 9)                              $ 6,022               $  10,337
         Accounts payable                                                         47,376                  42,616
         Employee compensation and benefits                                        2,988                   3,673
         Income taxes payable                                                      1,301                      47
         Accrued contract losses(note 10)                                          6,480                   9,621
         Other liabilities - current                                               2,462                   3,088
                                                                               ---------                --------
              Total current liabilities                                           66,629                  69,382
Long-term debt,excluding current portion (Note 9)                                 11,000                  12,000
Other liabilities -  not current                                                     830                   1,020
                                                                                  ------                --------
              Total liabilities                                                   78,459                  82,402

Stockholders' Equity
         Preferred stock,$1.00 par value, authorized
            5,000,000 shares, none issued or outstanding                           -                       -
         Common stock,$.01 par value, authorized
           45,000,000 shares, with issued shares of
           24,469,442 at June 30, 1995 and 24,389,942
           at March 31, 1995                                                         245                     244
         Paid-in capital in excess of par value                                  138,780                 137,742
         Less: Treasury stock, 132,196 shares at June 30,1995
           and 132,196 shares at March 31, 1995                                   (1,297)                 (1,297)
         Unrealized gain (loss) on marketable securities net of
           deferred tax benefit of ($627) at  June 30, 1995
           and ($1,570) at March 31, 1995                                           (942)                 (2,358)
         Retained earnings                                                        55,080                  49,717
                                                                                --------                --------
              Total stockholders' equity                                         191,866                 184,048
                                                                                 -------                 -------
         Total liabilities and stockholders' equity                             $270,325                $266,450
                                                                                ========                ========



See accompanying Notes to Consolidated Financial Statements.

                       Diagnostek, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows

Unaudited (in thousands)

                                                                                Three month period ended
                                                                                1995                1994
Cash flows from operating activities:
Net earnings                                                                   $ 5,363           $   4,187
Adjustments to reconcile net earnings to cash
  provided from (used by) operating activities:
         Depreciation and amortization                                           1,638               1,270
         Provision for doubtful accounts                                           420                 430
         Loss (gain) on sales of marketable securities                             (71)                120
         Deferred income taxes                                                   1,226                 (98)
         Decrease (increase) in trade receivables                                 (490)             (5,049)
         Decrease (increase) in inventories                                      1,743             ( 3,878)
         Decrease (increase) in other assets-current                             1,115             ( 1,318)
         Decrease (increase) in other assets-not current                           168                 246
         Increase (decrease) in accounts payable                                 4,760                 (48)
         Increase (decrease) in income taxes                                     1,254                 933
         Increase (decrease) in employee compensation                             (685)              1,195
         Increase (decrease) in other liabilities-current                       (4,082)            (10,778)
         Increase (decrease) in other liabilities-not current                     (189)               (216)
                                                                            ----------           ----------
           Cash provided from(used by) operating activities                     12,170             (13,004)
                                                                            ----------           ----------

Cash flows from investing activities:
Purchase of marketable securities                                               (2,606)             (4,929)
Proceeds from sale of marketable securities                                      2,302               6,442
Additions to property, plant, and equipment                                       (687)           (  1,688)
                                                                            ----------           ----------
          Cash provided from (used by)  investing activities                      (991)               (175)
                                                                            ----------           ----------

Cash flows from financing activities:
Proceeds from issuance of common stock                                           1,038                 675
Proceeds from debt                                                               6,500               8,000
Repayment of debt                                                              (11,500)             (2,474)
                                                                            ----------           ----------
           Cash provided from (used by) by financing activities                 (3,962)              6,201
                                                                            ----------           ----------
  Increase(decrease) in cash and equivalents                                     7,217              (6,978)
  Cash and cash equivalents at beginning of period                               4,149               8,012
                                                                            ----------           ----------
  Cash and cash equivalents at end of period                                $   11,366           $   1,034
                                                                            ==========           =========

Supplemental disclosure of cash flow information:
         Cash paid during period for interest                                   $  762             $   943
         Cash paid during period for taxes                                      $1,025           $   1,762


See accompanying Notes to Consolidated Financial Statements.

                       Diagnostek, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


General

Diagnostek, Inc., a holding company incorporated under the laws of Delaware on August 3, 1983, together with its subsidiaries (collectively, "Diagnostek" or the "Company"), is a leading provider of pharmacy benefit management services designed to contain the costs of dispensing pharmaceuticals with principal business activities being the providing of prescription drugs through mail and retail pharmacy service plans and providing contract pharmacy management services to acute care hospitals and HMOs.

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which include normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three month periods ended June 30, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

Consolidation The consolidated financial statements represent the adding together of all companies of which Diagnostek directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of its wholly-owned affiliates, Health Care Services, Inc. ("HCS"), and HPI Health Care Services, Inc. ("HPI"); together with their subsidiaries, and other controlled affiliates.

Revenue and cost of sales Sales of goods and services are recorded on medication dispensing or passage of title to customers in accordance with contractual terms. Cost of sales are recorded based on the cost of pharmaceuticals dispensed and related direct costs. In addition, the Company accrues costs associated with its risk/reward contracts which it estimates will not be recovered through projected revenues.

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

                       Diagnostek, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements(continued)


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

Marketable securities The Company accounts for marketable securities utilizing Financial Accounting Standards Board Statement of Financial Accounting Standards No.115 "Accounting for Certain Investments in Debt and Equity Securities". All marketable securities at June 30, 1995 and 1994 were deemed by management to be available for sale and therefore are reported at fair value with net unrealized gains (losses) reported in stockholders' equity.

Income taxes Diagnostek utilizes the asset and liability method for recording deferred income taxes, which provides for the establishment of deferred tax asset or liability accounts based on the difference between tax and financial reporting bases of certain assets and liabilities.

Treasury stock Treasury stock is carried at acquisition cost (market price at acquisition date).

Earnings per common and equivalent share Earnings per common and common equivalent share is computed on the weighted average number of shares, less treasury stock and, if dilutive, common equivalent shares (common shares assuming exercise of options and warrants). For the three-month periods ending June 30, 1995 and 1994, approximately 1.2 million and 1.3 million common equivalent shares respectively, were included in the computation of weighted average shares. Fully diluted earnings per share are not materially different than primary earnings per share and have not been presented.

Note 2 -  Merger

         On March 27, 1995, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Value Health, Inc. ("VHI"), a New York Stock Exchange company that provides specialized managed care programs including pharmacy benefit management services, and VHI Merger-Sub. Corp., a wholly-owned subsidiary of VHI pursuant to which the Company became a wholly-owned subsidiary of VHI (the "Merger") on July 28, 1995. It is intended that the Merger will qualify as a pooling of interests for accounting purposes and will constitute a tax-free reorganization for federal income tax purposes. In accordance with the terms and conditions of the Merger Agreement, as amended, each share of the Company's common stock ( and outstanding common stock options) was converted into common stock (and common stock options) of VHI at an exchange ratio of 0.4975. In connection with the Merger Agreement, the Company's Chairman of the Board and Chief Executive Officer has entered into a five year consulting agreement and ten year agreement not to compete with VHI and the Company, effective only upon the consummation of the Merger. At June 30, 1995, approximately $1.1 million of costs associated with the Merger has been deferred. As a result of the announcement of the execution of the Merger Agreement, a number of shareholder lawsuits were filed against the Company, its directors and VHI (note11).

                       Diagnostek, Inc. and subsidiaries
             Notes to Consolidated Financial Statements (continued)


Note 3 - Trade receivables

         Trade receivables include allowance for doubtful accounts of $3,709,000 and $3,487,000 at June 30, 1995 and March 31, 1995, respectively.

Note 4 - Property, plant, and equipment

         Property, plant, and equipment include accumulated depreciation and amortization of $14,096,000 and $13,070,000 at June 30, 1995 and March 31, 1995,
respectively.

Note 5 - Goodwill

    Goodwill includes accumulated amortization of $6,483,000 and $5,993,000 at June 30, 1995 and March 31, 1995, respectively.

Note 6 - Other intangible assets

    Other intangible assets include accumulated amortization of $2,603,000 and $2,513,000 at June 30, 1995 and March 31, 1995, respectively.

Note 7 - Marketable securities

Marketable securities at June 30, 1995 and March 31, 1995 are summarized below:

(in thousands)                                     At June 30, 1995                 At March 31, 1995
                                                Cost            Market           Cost               Market
Marketable securities                          Basis             Value           Basis              Value
Equity securities:
-Mutual funds                                $    365          $    350         $    361          $    354
-Other                                          1,300             1,250            1,300             1,050
Debt securities:
-Corporate bonds                               27,385            26,680           28,449            26,528
-U.S. Government and
  agency securities                            24,558            23,938           23,123            21,702
-Municipal securities                           9,869             9,690            9,871             9,542
                                                -----             -----            -----             -----
                                               63,477           $61,908           63,104           $59,176
                                                                =======                            =======
Allowance for unrealized
gains (losses)                                 (1,569)                            (3,928)
                                               -------                           --------
Total                                         $61,908                            $59,176
                                              =======                            =======

Note 8 - Other assets - not current

         Other assets - not current include notes receivable from officers and directors totaling approximately $2.9 million at June 30, 1995 and March 31, 1995.

Note 9 - Debt

         Amounts outstanding under the Company's unsecured line of credit totaled $5.0 million and $10.0 million at June 30, 1995 and March 31,1995 respectively. $5.0 million and $6.0 million of borrowings under the line of credit have been classified as non-current liabilities at June 30, 1995 and March 31, 1995, respectively.

                       Diagnostek, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Note 10 - Accrued Contract Losses

         On February 1, 1995, the Company's HPI subsidiary began performing under a contract with the State of New Jersey to provide unit dose medications to the state's hospital system. The Company has estimated that it will incur losses over the three year term of the contract, and has accrued $6,480,000 and $9,621,000 at June 30, 1995 and March 31, 1995, respectively. The Company evaluates the adequacy of this accrual on an ongoing basis.

 Note 11 - Legal proceedings

         The Securities and Exchange Commission is conducting a formal investigation into the adequacy of the Company's financial disclosures, books and records, and internal accounting controls, including whether Diagnostek overstated its assets and income in its financial statements for the fiscal year ended March 31, 1992 and the quarter ended June 30, 1992. Diagnostek has cooperated fully in connection with this investigation. Diagnostek has reached an agreement in principle with the Staff of the Commission pursuant to which Diagnostek will consent, without admitting or denying the Commission's findings, to a Commission order directing Diagnostek to cease and desist from violating certain antifraud provisions of the federal securities laws, provisions requiring accurate periodic filing with the Commission, and provisions requiring Diagnostek to maintain accurate financial records and adequate systems of internal accounting control. Similar agreements in principle have been reached between the Commission staff and a former officer of Diagnostek and an employee of its HCS subsidiary. The agreements in principle are subject to further consideration by Diagnostek and the Commission staff of the precise terms of a proposed order. Any such order will be effective only if approved by the Commission, and there can be no assurance that such approval will be forthcoming.

         On July 11, 1994, a purported shareholder class action was filed against Diagnostek and various of its officers and directors. The action is pending in the United States District Court for the District of New Mexico. The plaintiffs have asserted violations of the Exchange Act and common law, on account of the alleged artificial inflation in the market price of Diagnostek Common Stock by reason of various alleged misrepresentaions and omissions. The plaintiffs have also alleged that the defendants concealed from the public the circumstances leading to the termination of CIGNA's contractual relationships with Diagnostek. The plaintiffs recently have expanded the allegations in the complaint to assert that Diagnostek misrepresented the anticipated revenues from a CHAMPUS contract with the Department of Defense and to extend the class period from July 6, 1994 to March 24, 1995. Although Diagnostek has denied any liability and is vigorously defending the litigation, Diagnostek has not established a reserve with respect to such litigation and there can be no assurance that the outcome of this litigation will not have a materially adverse effect on the Company.

         Promptly after the announcement of the execution of the Merger Agreement (note 2) 11 stockholder class action lawsuits were filed in the Court of Chancery of the State of Delaware against Diagnostek, and its directors asserting that the value of the consideration to be received by Diagnostek stockholders is unfair and grossly inadequate and that the directors of Diagnostek breached their fiduciary duties to Diagnostek stockholders by failing to take steps to maximize stockholder value. The suits seek, among other things, to enjoin the Merger, to compel the directors of Diagnostek to reconsider the Exchange Ratio and to recover unspecified damages. Diagnostek and the individual defendants intend to vigorously defend these claims based upon their belief that the actions of Diagnostek and its directors in connection with the Merger Agreement were appropriately taken under applicable law and that the Merger is fair to and in the best interests of Diagnostek's stockholders. VHI has been named as a defendant in certain of these actions for allegedly aiding and abetting in the alledged breaches of fiduciary duty by the Diagnostek directors. The plaintiffs have served a document production request upon the defendants, to which the defendants have submitted written responses. Diagnostek has filed an answer denying the principal allegations of the complaint. As of August 4, 1995, no further action has been taken by either the plaintiffs or the defendants, although counsel representing the plaintiffs have suggested that the actions be consolidated and captioned "In Re: Diagnostek, Inc. Shareholders Litigation."

                       Diagnostek, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

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

         Diagnostek and its subsidiaries are subject to various claims and lawsuits in the ordinary course of business, none of which are material.

                        Diagnostek Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


                         Summary Segment Financial Data


                                                 Three months ended
(In Millions)                                         June 30
                                               1995              1994

Integrated Pharmacy Service
         Revenues                           $   156.8           $ 121.4
         Operating income                         9.3               5.6

Managed Care Pharmacy Service
         Revenue                                 25.1              43.8
         Operating income                         1.7               3.8

Corporate and Other
         Revenues                                 1.0               1.3
         Operating income (loss)                 (2.6)             (2.8)

Total Company
         Revenues                               182.9             166.5
         Operating income                         8.4               6.6
         Net earnings                             5.4               4.2

         Net earnings per share               $  0.21           $  0.17


Results of Operations

Consolidated Operations

Three months ended June 30, 1995 compared with three months ended June 30, 1994

         Consolidated revenues totaled $182.9 million for the three months ended June 30, 1995, an increase of $16.4 million, or 10% from the comparable period last year. Increase was attributable primarily to the expansion of the Company's integrated pharmacy service business ($35.4 million) partially offset by a decrease in the Company's managed care pharmacy service business ($18.7 million) (See Managed Care Pharmacy Management Operations below).

         Consolidated operating income totaled $8.4 million for the three months ended June 30, 1995, an increase of $1.8 million from the comparable prior year period. Increase in operating income was attributable primarily to increased volume and improved product margins ($2.1 million) derived mainly from the Company's integrated pharmacy service segment offset by higher selling, general and administrative expenses ($0.3 million).

         Consolidated net earnings totaled $5.4 million, an increase of $1.2 million from the comparable period last year. Increase was attributable mainly to higher operating income ($1.8 million) offset by increased tax provision ($0.8 million).

         Net earnings of $ 0.21 per share were $ 0.04 higher than last year due mainly to higher net earnings.

                        Diagnostek Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Integrated Pharmacy Service Operations

Three months ended June 30, 1995 compared with three months ended  June 30, 1994

         Integrated Pharmacy Service revenues totaled $156.8 million for the three months ended June 30, 1995 an increase of $35.4 million from the comparable prior year quarter.

         Integrated Pharmacy Service operating income totaled $9.3 million for the three months ended June 30, 1994, an increase of $3.7 million from last year. Operating income increase was attributable primarily to increased volume and higher product margins ($4.6 million) offset partly by higher selling, general and administrative costs ($0.9 million).


Managed Care Pharmacy Management Operations

Three months ended June 30, 1995 compared with three months ended  June 30, 1994

         Managed Care Pharmacy revenues totaled $25.1 million for the three months ended June 30, 1995, a decrease of $18.7 million from last year due to the termination of pharmacy service contracts in support of CIGNA managed care plans in New Mexico and Arizona in September of 1994, offset partially by revenues associated with the Company's contract with the State of New Jersey ($4.8 million) which began in February 1995.

         Managed Care Pharmacy operating income totaled $1.7 million for the three months ended June 30, 1995, a decrease of $2.1 million from last year primarily due to the loss of CIGNA contracts and renewal/renegotiation of other contracts, with no offsetting operating income being generated by the State of New Jersey contract.


Impact of Suppliers and Inflation

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

         The Company in certain of its managed care contracts, purchases pharmaceutical products on behalf of its customers utilizing its customer's purchase agreements with suppliers. Under the terms of its mail service contract with the Department of Defense ("DoD") in support of CHAMPUS benefit programs in six states, the Company also purchases pharmaceutical products for mail distribution to eligible beneficiaries utilizing Government contract prices.

                        Diagnostek Inc. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


         The Company receives a significant amount of rebates based on the purchase of pharmaceuticals from numerous suppliers. These rebates, which are shared with customers on a contractual basis, are generally due the Company based on the purchase of specified volume levels of various name brand pharmaceuticals, changes in relative market share, or through the placement of certain pharmaceuticals on a drug formulary. At this time, rebate practices are being reviewed within the pharmaceutical industry as they relate to overall pricing strategies. The Company continues to aggressively negotiate rebate agreements and believes that any change in rebate practices would be part of changes in overall pharmaceutical pricing methods. Any such change in rebate practices or customer contract sharing arrangements could have an adverse affect on the Company's operating margin.

         Availability and price of pharmaceuticals are subject to market conditions. Cost increases can affect the Company's cost of sales; however, increases in purchased drug costs are, in the case of certain managed care pharmacy contracts and for the vast majority of integrated pharmacy service contracts, recoverable from clients under periodic rate adjustment contractual clauses. To the extent the Company has entered into risk/reward ("capitated") contracts based on the Company's ability to control pharmaceutical dispensing patterns, operating results could be effected to a greater degree by drug cost inflation. Historically, inflation has not materially affected the Company. During fiscal 1995 and future periods, a significant number of patents protecting high volume brand medications are scheduled to expire which could result in the availability of lower cost generic equivalent products. The Company has not forecast the impact that might result from the introduction of these generic products, however, pharmaceutical costs might decrease in future periods.


Financial Resources and Liquidity

         Diagnostek's  working  capital  and  liquidity   requirements  for  its
existing operations have historically been met mainly from cash flows generated from operations.

         Cash flows from operations for the three months ended June 30, 1995 totaled approximately $12.2 million, an increase of $25.2 million from the comparable period last year. Increase was primarily due to improved earnings ($1.2 million), lack of counterpart to prior year payment of accrued settlement costs($8.0 million) and changes in inventory, trade receivables, and accounts payable versus prior year amounts.

         Diagnostek's capital expenditures totaled $0.7 million for the three months ended June 30, 1995 compared with $1.7 million for the comparable prior year period.

          On December 22, 1994, the Company obtained a $25.0 million unsecured line of credit with Bank of America Illinois NA ("Bank of America"). The agreement has a two year term, with two one year renewal periods and requires a 0.25% annual facility fee as well as compliance with certain financial covenants, all of which the Company complied with at June 30, 1995. Borrowings under the agreement require interest at rates equal to prime or 0.375% over LIBOR, at the Company's option. At June 30, 1995, the Company had borrowed $5.0 million under the agreement .

         The Company has a $30 million term loan, with outstanding balance of $12.0 million at June 30, 1995, from Metropolitan Life Insurance Company ("Metropolitan"). The loan bears interest, payable semi-annually, at a rate of 10.02%. Principal repayments of $6.0 million per year are payable each December. The Company expects to make these payments from operating cash flows.

         In connection with the closing of the Merger, Bank of America and Metropolitan may require the Company to prepay the amounts due under the loan within sixty days.

         The Company has purchased insurance policies, customary in the retail pharmacy industry, including product liability coverage, of a type and amount which management deems adequate. The Company is not licensed to practice medicine and, as a result, is unable to obtain medical malpractice coverage. The Company requires all users (including radiologists, hospitals, or health care providers) of its owned medical imaging facility to both maintain malpractice liability coverage and indemnify the Company against all claims that may arise from the use of its equipment. Diagnostek also maintains various forms of traditional business liability coverage.

                        Diagnostek Inc. and Subsidiaries


                                    Part II

Item 1.  Legal Proceedings

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

         On July 7, 1994, Diagnostek announced that it had agreed with CIGNA that Diagnostek's pharmacy service contracts in support of CIGNA managed healthcare plans in New Mexico and Arizona would be terminated. The agreement was reached after Diagnostek received correspondence dated June 30, 1994 from CIGNA giving notice of termination of the CIGNA contracts. The notice of termination stated that the contracts were being terminated because of certain instances of inappropriate purchases by Diagnostek of drugs (under the CIGNA contracts) from three manufacturers, which were ultimately used for other Diagnostek customers. These contracts, which had been awarded to Diagnostek during 1991 and1992, had originally been scheduled to expire at various times commencing in July 1995. Diagnostek's revenues from the CIGNA contracts for the fiscal year ended March 31, 1994 were $80.7 million.

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

                        Diagnostek Inc. and Subsidiaries


         On May 26, 1995, the plaintiffs filed a motion seeking certification of a class consisting of all persons who purchased or otherwise acquired Diagnostek Common Stock during the period from April 28, 1994 through March 24, 1995, but excluding defendants and certain others associated with defendants. Defendants have sought discovery on class issues, and, on June 12, 1995, defendants filed a response in opposition to the motion for class certification. Both parties also have filed motions directed to various discovery issues.

         During July 1995, a number of depositions were taken from the plaintiffs and defendants. On August 8, 1995, defendants filed a motion for summary judgement.

         Diagnostek has denied any liability and is vigorously defending the litigation. Diagnostek has not established a reserve with respect to such litigation. There can be no assurance that the outcome of this litigation will not have a materially adverse effect on the Company.

         Promptly after the announcement of the execution of the Merger Agreement, 11 stockholder class action lawsuits were filed in the Court of Chancery in the State of Delaware against Diagnostek and its directors asserting that the value of the consideration to be received by Diagnostek stockholders is unfair and grossly inadequate and that the directors of Diagnostek breached their fiduciary duties to Diagnostek stockholders by failing to take steps to maximize stockholder value. The suits seek, among other things, to enjoin the Merger, to compel the directors of Diagnostek to reconsider the Exchange Ratio and to recover unspecified damages. Diagnostek and the individual defendants intend to vigorously defend these claims based upon their belief that the actions of Diagnostek and its directors in connection with the Merger Agreement were appropriately taken under applicable law and that the Merger is fair to and in the best interest of Diagnostek's stockholders. VHI has been named as a defendant in certain of these actions for allegedly aiding and abetting in the alleged breaches of fiduciary duty by Diagnostek directors. The plaintiffs have served a document production request upon the defendants, to which the defendants have submitted written responses. Diagnostek has filed an Answer denying the principal allegations of the Complaint. As of August 4, 1995, no further action has been taken by either the plaintiffs or the defendants, although counsel representing the plaintiff have suggested that the actions be consolidated and captioned "In Re: Diagnostek, Inc. Shareholders Litigation".

         In addition, the Commission is conducting a formal investigation into the adequacy of Diagnostek's, financial disclosures, books and records, and internal accounting controls, including whether Diagnostek overstated its assets and income in its financial statements for the fiscal year ended March 31, 1992 and the quarter ended June 30, 1992. Diagnostek has cooperated fully in connection with this investigation. Diagnostek has reached an agreement in principle with the Staff of the Commission pursuant to which Diagnostek will consent, without admitting or denying the Commission's findings, to a Commission order directing Diagnostek to cease and desist from violating certain antifraud provisions of the federal securities laws, provisions requiring accurate periodic filings with the Commission, and provisions requiring Diagnostek to maintain accurate financial records and adequate systems of internal accounting control. Similar agreements in principle have been reached between the Commission staff and a former officer of Diagnostek and an employee of its HCS subsidiary. The agreements in principle are subject to further consideration by Diagnostek and the Commission staff of the precise terms of a proposed order. Any such order will be effective only if approved by the Commission, and there can be no assurance that such approval will be forthcoming.

         Diagnostek and its subsidiaries are subject to various claims and lawsuits in the ordinary course of business, none of which are material.


Item 2. Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         No items were submitted to a vote of Security Holders during the period ended June 30, 1995.

                        Diagnostek Inc. and Subsidiaries


Item 5. Other Items
         None

Item 6a. Exhibits
         None

Item 6b. Reports on Form 8-K

         Current Report on Form 8-K filed April 3, 1995 announcing the proposed merger of the Company with a subsidiary of Value Health, Inc.

         Current Report on Form 8-K filed June 8, 1995 announcing the amendment of the proposed merger agreement between the Company and Value Health, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                                    DIAGNOSTEK, INC.





                                   By:   /s/ Andrew P. Masetti   August 14,1995
                                         Andrew P. Masetti            Date
                                         Chief Financial Officer